Form 10-Q
period 1996-03-31
PHYSICIAN CORPORATION OF AMERICA /DE/
filed 1996-05-15
CIK 812929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR QUARTERLY PERIOD ENDED MARCH 31, 1996
                                        OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-21440
                                   ___________

                        PHYSICIAN CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)


                DELAWARE                               48-1006287
     (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                Identification No.)



                             5835 BLUE LAGOON DRIVE
                                 MIAMI, FL 33126
                (Principal Executive Offices, Including Zip Code)
        Registrant's telephone number including area code: (305) 267-6633
                                   ___________

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past ninety days.

                                Yes  X    No
                                   ----     ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Not Applicable   X
                                            ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


                                                   NUMBER OF SHARES OUTSTANDING
TITLE OF EACH CLASS                                      AT MARCH 31, 1996
Common Stock                                                 38,704,885

                        PHYSICIAN CORPORATION OF AMERICA

                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS



                                                               PAGE
                                                               ----
 PART I.  Financial Information
    Item 1.     Financial Statements                           1-6
    Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations  7-9

 PART II.  Other Information
    Item 1.     Legal Proceedings                              10
    Item 2.     Changes in Securities                          10
    Item 3.     Defaults Upon Senior Securities                10
    Item 4.     Submission of Matters to a Vote of Security
                Holders                                        10
    Item 5.     Other Information                              10
    Item 6.     Exhibits and Reports on Form 8-K               10
 Signature Page                                                11

                       PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                         (UNAUDITED)
                                                                           MARCH 31,    DECEMBER 31,
                                                                             1996          1995
                                                                         ------------   ------------
                                                                               (IN THOUSANDS)
           ASSETS
Current assets:
  Cash and cash equivalents                                                 $  44,671     $  164,706
  Short term investments                                                      178,847        131,185
  Accounts receivable, net of allowance of approximately
    $7,048 and $7,670 at March 31, 1996 and
    December 31, 1995, respectively:
      Trade (health premiums and administrative service fees)                  91,754         61,271
      Other                                                                    17,003         11,478
  Prepaid expenses, inventories and other current assets                        9,771          8,449
  Income taxes receivable                                                      19,802         20,580
  Deferred income tax benefit                                                  10,293         11,301
                                                                         ------------   ------------
        Total current assets                                                  372,141        408,970
                                                                         ------------   ------------

Property and equipment, net of accumulated depreciation
  of $25,135 and $22,652 at March 31, 1996 and
  December 31, 1995, respectively                                              59,067         59,564
Long term investments                                                         218,535        145,865
Deferred income tax benefit long-term                                           5,871              -
Statutory deposits and other assets                                            71,449         43,141
Intangible assets:
  Goodwill, net of accumulated amortization of $16,821
     and $14,742 at March 31, 1996 and December 31,
     1995, respectively                                                       164,892        164,871
  Other intangible assets net of accumulated amortization of
    $15,435 and $14,014 at March 31, 1996 and
    December 31, 1995, respectively                                            25,578         27,251
                                                                         ------------   ------------
        Total intangible assets                                               190,470        192,122
                                                                         ------------   ------------
                                                                           $  917,533     $  849,662
                                                                         ------------   ------------
                                                                         ------------   ------------

                      PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                           (UNAUDITED)
                                                                            MARCH 31,     DECEMBER 31,
                                                                               1996           1995
                                                                           ------------   ------------
                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, accrued expenses and other
    current liabilities                                                    $   62,166     $   55,592
  Health claims payable                                                       185,548        171,241
  Current portion of other claims payable, primarily
    workers' compensation                                                      32,911         23,629
  Unearned premiums and service fees                                           42,747         54,398
  Current portion of long-term debt and obligations
    under capital leases                                                       43,047         26,943
                                                                         ------------   ------------
      Total current liabilities                                               366,419        331,803

Long-term debt and obligations under capital leases,
  less current portion                                                        139,364        157,096
Long-term portion of other claims payable, primarily
  workers' compensation                                                       198,717        138,894
Deferred income taxes                                                               -          2,068
Deferred income and other long-term liabilities                                10,139          9,632
                                                                         ------------   ------------
      Total liabilities                                                       714,639        639,493
                                                                         ------------   ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 10,000,000 shares
    authorized; none issued and outstanding                                         -              -
  Common stock, $.01 par value, authorized 200,000,000
    shares; issued and outstanding 38,704,885 and 38,608,913
    at March 31, 1996 and December 31, 1995,
    respectively                                                                  387            386
  Additional paid-in capital                                                  137,412        137,826
  Common stock held in treasury - at cost; 585,325 and
    681,292 shares at March 31, 1996 and December 31,
    1995, respectively                                                       (11,174)       (12,565)
  Retained earnings                                                            79,124         84,058
  Unrealized (loss)/gain on investments                                       (2,855)            464
                                                                         ------------   ------------
      Total stockholders' equity                                              202,894        210,169
Commitment and contingencies
                                                                         ------------   ------------
                                                                           $  917,533     $  849,662
                                                                         ------------   ------------
                                                                         ------------   ------------

             PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                                                 (UNAUDITED)
                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1996           1995
                                                                         ------------   ------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Health premiums                                                          $  318,209     $  241,895
  Workers compensation administrative service fees
    and other revenues                                                         19,334         24,553
  Workers compensation premiums                                                35,684          5,297
  Investment income                                                             5,696          3,723
                                                                         ------------   ------------
      Total revenues                                                          378,923        275,468

Operating expenses:
  Medical costs                                                               277,965        190,962
  Administrative, marketing and other expenses                                 70,771         63,213
  Workers compensation claims                                                  28,560          3,606
  Depreciation and amortization                                                 6,234          4,907
                                                                         ------------   ------------
      Total operating expenses                                                383,530        262,688

  Operating (loss) income                                                      (4,607)        12,780

Interest expense                                                               (4,027)        (1,748)
Other income (expense)                                                             10            (33)
                                                                         ------------   ------------
  (Loss) earnings before income taxes                                          (8,624)        10,999
Income tax benefit (expense)                                                    3,690         (4,595)
                                                                         ------------   ------------
Net (loss) earnings                                                        $   (4,934)    $    6,404
                                                                         ------------   ------------
                                                                         ------------   ------------

Net (loss) earnings per common and common
  equivalent share                                                         $    (0.13)    $     0.16
                                                                         ------------   ------------
                                                                         ------------   ------------
Net (loss) earnings per common and common
  equivalent share assuming full dilution                                  $    (0.13)    $     0.16
                                                                         ------------   ------------
                                                                         ------------   ------------

Number of common shares used in computation of
  primary and fully diluted earnings per share                             39,421,000     40,274,000
                                                                         ------------   ------------
                                                                         ------------   ------------

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                                                 (UNAUDITED)
                                                                         THREE MONTHS ENDED MARCH 31,
                                                                             1996           1995
                                                                         ------------   ------------
                                                                               (IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) earnings                                                      $   (4,934)    $    6,404
  Adjustments to reconcile net (loss) earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                             6,234          4,907
      Amortization of premium/accretion of discount                               640              -
      Changes in working capital:
        Accounts receivable                                                   (36,009)       (11,262)
        Income taxes receivable                                                   998          2,148
        Accounts payable, accrued expenses and
          other current liabilities                                             8,160        (20,613)
          Claims payable                                                       83,412         16,487
          Unearned premiums                                                   (11,650)         7,751
          Deferred income taxes                                                (4,831)         2,421
        Other changes in other assets and liabilities                          (4,203)         2,945
                                                                         ------------   ------------
          Total adjustments                                                    42,751          4,784
                                                                         ------------   ------------
          Net cash provided by operating activities                            37,817         11,188
                                                                         ------------   ------------

Cash flows from investing activities:
  Purchase of investments                                                    (180,624)             -
  Proceeds from sale of investments                                            54,360         13,211
  Purchase of property and equipment                                           (2,636)        (6,018)
  Proceeds from sale of property and equipment                                    115              -
  Statutory deposits and other assets                                         (28,192)          (505)
  Acquisitions, net of cash acquired                                                -        (11,590)
                                                                         ------------   ------------
          Net cash used in investing activities                              (156,977)        (4,902)
                                                                         ------------   ------------

Cash flows from financing activities:
  Proceeds from borrowings                                                          -         10,000
  Principal payments on debt and capital leases                                  (917)        (1,084)
  Principal payments on covenants not-to-compete                                 (716)          (701)
  Proceeds from issuance of common stock                                          758            819
                                                                         ------------   ------------
          Net cash (used in) provided by financing activities                    (875)         9,034
                                                                         ------------   ------------

Net (decrease) increase in cash                                              (120,035)        15,320
Cash and cash equivalents at beginning of period                              164,706        123,135
                                                                         ------------   ------------
Cash and cash equivalents at end of period                                 $   44,671     $  138,455
                                                                         ------------   ------------
                                                                         ------------   ------------

                        PHYSICIAN CORPORATION OF AMERICA

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR QUARTER ENDED MARCH 31, 1996
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE A:

ORGANIZATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.

The balance sheet as of December 31, 1995 was derived from the registrant's audited financial statements.

The results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE B:

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, the deferred income tax expense or benefit generally arises from changes in differences between financial reporting and tax bases of all assets and liabilities, and previously recorded deferred tax assets and liabilities are adjusted upon any changes in enacted tax rates.

NOTE C:

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Primary earnings (loss) per share were based on the weighted average number of common and common equivalent shares outstanding during the periods presented. Equivalent shares consist of those shares issuable upon the assumed exercise of stock options calculated under the treasury stock method, based on average stock market prices in the periods.

Fully diluted earnings (loss) per share were computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of stock options calculated under the treasury stock method, based on the higher of average stock prices in the periods or the stock market price at the end of the periods.

                        PHYSICIAN CORPORATION OF AMERICA

                        FOR QUARTER ENDED MARCH 31, 1996
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



NOTE D:

WORKERS COMPENSATION INSURANCE

In January 1996, the Company, through its workers compensation companies, began providing primary workers compensation insurance coverage to employer groups in Florida. In conjunction with providing this new product, the Company has entered into quota share arrangements with five reinsurers whereby 50% of the premiums and 50% of the claims costs are retained by the Company and the remaining 50% are ceded to the reinsurers.

NOTE E:

PENDING DISPOSITIONS

In May 1996, the Company signed definitive agreements to sell: i) its HMO subsidiaries, PCA Health Plans of Georgia, Inc. (PCA/Georgia) and PCA Health Plans of Alabama, Inc. (PCA/Alabama) for a price of $25 million in cash and notes, and ii) its medical centers subsidiary, Physicians First, Inc. (PFI), for $23 million in cash, stocks and notes. The sale of the HMOs are expected to close in July 1996 and the sale of PFI is expected to close in June 1996. Both sales are pending regulatory approval. Net cash proceeds from these sales are expected to be used to reduce the Company's debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Physician Corporation of America ("the Company") is a managed health care company that provides comprehensive health care services through its health maintenance organizations ("HMOs") and workers compensation administrative management services and provides primary workers compensation and reinsurance insurance coverage through its workers compensation third party administration and indemnity companies ("Workers Compensation Companies"). The Company conducts all of its business in the Southeastern United States and Puerto Rico.

In the first quarter 1996, the Company continued to increase health premium revenues and membership in its health plans. Effective January 1, 1996, the Company began writing primary workers compensation insurance coverage. The following sets forth certain financial and operating information pertaining to the Company's results for the quarter ended March 31, 1996 compared to 1995:



                                               Three Months Ended,
                                           ----------------------------
                                            March 31,      March 31,
                                              1996           1995
                                           ------------   ------------
                                                  (IN THOUSANDS)
Health Premiums:
  Commercial                                   $142,556       $117,479
  Medicaid                                       91,325         82,561
  Medicare                                       76,187         36,222
  Indemnity                                       8,141          5,633
                                           ------------   ------------
    Total health premiums                      $318,209       $241,895
                                           ------------   ------------
                                           ------------   ------------
Workers compensation premiums                   $35,684         $5,297
                                           ------------   ------------
                                           ------------   ------------
Workers compensation administrative
  service fees and other revenues               $19,334        $24,553
                                           ------------   ------------
                                           ------------   ------------
Operating Statistics and Data:
  Medical loss ratio (1)                          87.4%          78.9%
  Health administrative, marketing
    and other expenses ratio (2)                  16.4%          18.7%
  Workers compensation loss ratio (3)             80.0%          68.1%

  Period ending membership:
  HMO:
    Commercial                                  450,000        371,000
    Medicaid                                    376,000        214,000
    Medicare                                     58,000         29,000
                                           ------------   ------------
    Total HMO                                   884,000        614,000
  Health Indemnity and PPO                       34,000         32,000
                                           ------------   ------------
Total HMO and Insured Health Membership         918,000        646,000
                                           ------------   ------------
                                           ------------   ------------

(1)  Medical costs as a percentage of health premiums.
(2) Health administrative, marketing and other expenses, including allocations of corporate overhead as a percentage of health premiums.
(3) Workers compensation claims costs as a percentage of workers compensation premiums.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

The Company incured a $4.9 million net loss for the three months ended March 31, 1996 as compared to net income of $6.4 million in 1995. The decrease was primarily due to a $11.0 million decline in profitability of the Company's HMO operations in 1996.

Health premium revenues for the three months ended March 31, 1996 as compared to 1995 increased by $76.3 million or 32% Of the increase, $107.1 million was due to a 44% increase in the average number of members during the period offset by a $30.8 million decrease due to an 11% decrease in the weighted average health premium rate per member. This premium rate decrease was attributable to the fact in the quarter ended March 31, 1996, the Company provided health care to approximately 192,000 Medicaid members (relating to the Reform Program which began in December 1995 in Puerto Rico) at an average rate of approximately $50 per member per month. Total membership at March 31, 1996 increased by approximately 272,000 members from membership at March 31, 1995 (79,000 increase in Commercial, 162,000 increase in Medicaid, 29,000 increase in Medicare and 2,000 in indemnity and PPO members).

Workers compensation administrative service fees and other revenues for the three month period ended March 31, 1996 decreased by $5.2 million to $19.3 million from $24.5 million for the three month period ended March 31, 1995. This service fee revenue is generated primarily by the Company's workers compensation administration and indemnity operations servicing self insured funds. In 1996, the Company through its workers compensation indemnity subsidiary began offering primary workers compensation coverage to these employer groups. Therefore, the workers compensation service fees earned from these employers in the past have been replaced in 1996 by primary workers' compensation premiums.

Workers compensation premiums for the three months ended March 31, 1996 as compared to 1995 increased by $30.4 million or 574% to $35.7 million. This increase is attributable to the introduction of primary workers compensation insurance coverage commencing in January 1996.

Medical costs for the three months ended March 31, 1996 as compared to 1995 increased by $87.0 million or 46%. Of the increase, $84.6 million was due to a 44% increase in the average number of members during the period and $2.4 million was due to a less than 1% increase in the weighted average medical cost per member. This 1% increase in the weighted average medical cost per member was due primarily to an increase in Commercial, Medicare and indemnity members (which have a higher per member medical cost) offset by an increase in net Medicaid members (which in Puerto Rico have lower per member medical costs) for the three months ended March 31, 1996 versus 1995. As a result of these factors, the Company's medical loss ratio increased to 87.4% from 78.9% in 1995.

Administrative, marketing and other expenses for the three months ended March 31, 1996 as compared to 1995 increased by $7.6 million or 12%. This increase was due to $2.9 million in costs incurred in 1996 by subsidiaries acquired by the Company subsequent to March 31, 1995. The remaining $4.7 million increase is commensurate with the growth and delivery of the workers compensation and non-health products. The Company's health administrative ratio improved from 18.7% of premiums in 1995 to 16.4% in 1996.

Workers compensation claims costs for the three months ended March 31, 1996 as compared to 1995 increased by $25 million or 694% to $28.6 million. This increase is entirely attributable to the claims associated with the introduction of primary workers compensation coverage commencing in January 1996.

Depreciation and amortization for the three months ended March 31, 1996 as compared to 1995 increased by $1.3 million or 27% which is attributable primarily to capital expenditures made subsequent to March 31, 1995.

Income tax expense for the three months ended March 31, 1996 as compared to 1995 decreased by $8.3 million resulting in a $3.7 million income tax benefit in 1996. This decrease primarily resulted from decreased earnings before income taxes of $19.6 million. The approximate 43% effective income tax rate in 1996 is higher than the 38% statutory rate for such period, primarily due to the nondeductibility of goodwill amortization for income tax purposes arising from the acquisition of HMOs and workers compensation companies offset by tax exempt investment income.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had working capital of $5.7 million. Cash and cash equivalents were $44.7 million at March 31, 1996, a decrease of $120.0 million from $164.7 million at December 31, 1995 and short term investments were $178.8 million at March 31, 1996, an increase of $47.6 million from a $131.2 million balance at December 31, 1995. The decrease in cash and cash equivalents is primarily the result of cash generated from operations offset by cash used in investing and financing activities. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by various regulatory authorities.

Net cash provided by operating activities for the three months ended March 31, 1996 was $37.8 million compared to cash of $11.2 million provided by operating activities for the three months ended March 31, 1995. The cash provided by operating activities for 1996 was principally the result of the following factors: (i) net loss of $4.9 million, (ii) increase in claims payable in the amount of $83.4 million, (iii) increase in income taxes receivable in the amount of $1.0 million, (iv) decrease in deferred premiums in the amount of $11.7 million, (v) $36.0 million decrease in accounts receivable, and (vi) an increase in accounts payable, accrued expenses and other current liabilities of $8.2 million.

In 1996, net cash used in investment activities increased to $157.0 million, from $4.9 million in 1995. The net cash used in investing activities was primarily the result of the $2.6 million purchase of property and equipment, the net purchase of investments of $126.3 million. The Company believes it will be able to finance all capital expenditures for the foreseeable future from cash generated from operations and amounts available from cash. The Company has utilized capital leases to finance certain equipment additions in the past and expects to continue to do so in the future.

In 1996, net cash used in financing activities for the three months ended March 31, 1996 decreased to $0.9 million compared to $9.0 million cash provided in the three months ended March 31, 1995. The cash used in financing activities was primarily the result of $1.6 million of long-term debt principal and covenant payments.

The Company believes that cash on hand and cash flow generated from operations will be sufficient to fund future capital expenditures, introduction of new products and services and meet debt service requirements for the foreseeable future. The proceeds from the pending sales of PCA/Georgia, PCA/Alabama, and PFI will be used to pay down our $160 million bank debt facility, which is provided by six banks, including Citibank, NA as agent. Beginning on December 31, 1996, the Company is required to commence quarterly principal repayments of $16.75 million until the loan is fully repaid. While such loan repayments are anticipated to be made from operating cash flow, the Company is evaluating other options, including other assets sales and refinancing alternatives with respect to this debt.

 PART II.  OTHER INFORMATION

 Item 1.       Legal Proceedings
               Not Applicable
 Item 2.       Changes in Securities
               Not Applicable
 Item 3.       Defaults Upon Senior Securities
               Not Applicable
 Item 4.       Submission of Matters to a Vote of Security Holders
               Not Applicable
 Item 5.       Other Information
               Not Applicable
 Item 6.       Exhibits and Reports on Form 8-K
               (A)  Exhibits furnished as part of the Report:
                    (1) Financial Statements, See PART I, Item 1
                    (2) 10.1  Amendment to Credit Agreement dated April 5, 1996
                    (3) 27  Financial Data Statement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                    PHYSICIAN CORPORATION OF AMERICA
                    (Registrant)

                    By: /s/ E. Stanley Kardatzke, M.D.
                        ----------------------------------------------
                    E. Stanley Kardatzke, M.D.,
                    Chairman of the Board and CEO (Principal Executive Officer)

                    By: /s/ Clifford W. Donnelly
                        ----------------------------------------------
                    Clifford W. Donnelly
                    Senior Vice President of Finance and Chief Financial Officer

                    By: /s/ Jay M. Grobowsky
                        ----------------------------------------------
                    Jay M. Grobowsky
Date: May 15, 1996  Vice President of Finance
      ------------