Form 10-Q
period 1996-06-30
PHYSICIAN CORPORATION OF AMERICA /DE/
filed 1996-08-12
CIK 812929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR QUARTERLY PERIOD ENDED JUNE 30, 1996
                                        OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                               Yes   X    No
                                   -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Not Applicable   X
                                            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


                                              NUMBER OF SHARES OUTSTANDING
     TITLE OF EACH CLASS                             AT JUNE 30, 1996
        Common Stock                                     38,779,420

                        PHYSICIAN CORPORATION OF AMERICA

                          QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                PAGE
                                                                ----
 PART I. Financial Information

  Item 1.   Financial Statements                                 1-7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations       8-12

 PART II. Other Information

  Item 1.   Legal Proceedings                                     13

  Item 2.   Changes in Securities                                 13

  Item 3.   Defaults Upon Senior Securities                       13

  Item 4.   Submission of Matters to a Vote of Security Holders   13

  Item 5.   Other Information                                     13

  Item 6.   Exhibits and Reports on Form 8-K                      13

 Signature Page                                                   14

           PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 1996 AND DECEMBER 31, 1995




                                                                  (UNAUDITED)
                                                                    JUNE 30,       DECEMBER 31,
         ASSETS                                                       1996            1995
                                                                  ------------     ------------
                                                                          (IN THOUSANDS)
Current assets:
  Cash and cash equivalents                                          $ 56,564        $164,706
  Short term investments                                              141,771         131,185
  Accounts receivable, net of allowance of approximately
    $10,488 and $7,670 at June 30, 1996 and
    December 31, 1995, respectively:
      Trade (health premiums and administrative service fees)         110,688          61,271
      Other                                                            17,287          11,478
  Prepaid expenses, inventories and other current assets               26,742           8,449
  Income taxes receivable                                               6,486          20,580
  Deferred income tax benefit                                          16,641          11,301
                                                                     --------        --------
        Total current assets                                          376,179         408,970
                                                                     --------        --------
Property and equipment, net of accumulated depreciation
  of $21,657 and $22,652 at June 30, 1996 and
  December 31, 1995, respectively                                      52,727          59,564
Long term investments                                                 220,073         145,865
Deferred income tax benefit long-term                                   5,746            -
Statutory deposits and other assets                                   106,879          43,141
Intangible assets:
  Goodwill, net of accumulated amortization of $18,591
    and $14,742 at June 30, 1996 and December 31,
    1995, respectively                                                161,559         164,871
  Other intangible assets net of accumulated amortization of
    $16,289 and $14,014 at June 30, 1996 and
    December 31, 1995, respectively                                    23,204          27,251
                                                                     --------        --------
        Total intangible assets                                       184,763         192,122
                                                                     --------        --------
                                                                     $946,367        $849,662
                                                                     --------        --------
                                                                     --------        --------

           PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  JUNE 30, 1996 AND DECEMBER 31, 1995




                                                               (UNAUDITED)
                                                                 JUNE 30,         DECEMBER 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY                         1996               1995
      ------------------------------------                    --------------      ------------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Current liabilities:
  Accounts payable, accrued expenses and other
    current liabilities                                           $ 51,864            $ 55,592
  Health claims payable                                            165,624             171,241
  Current portion of other claims payable, primarily
    workers' compensation                                           41,480              23,629
  Unearned premiums and service fees                                40,481              54,398
  Current portion of long-term debt and obligations
    under capital leases                                            70,421              26,943
                                                                  --------            --------
      Total current liabilities                                    369,870             331,803

Long-term debt and obligations under capital leases,
  less current portion                                              97,645             157,096
Long-term portion of other claims payable, primarily
  workers' compensation                                            252,591             138,894
Deferred income taxes                                                 -                  2,068
Deferred income and other long-term liabilities                     18,530               9,632
                                                                  --------            --------
      Total liabilities                                            738,636             639,493
                                                                  --------            --------
Stockholders' equity:
  Preferred stock, $1.00 par value, 10,000,000 shares
    authorized; none issued and outstanding                           -                   -
  Common stock, $.01 par value, authorized 200,000,000
    shares; issued and outstanding 38,779,420 and 38,608,913
    at June 30, 1996 and December 31, 1995,
    respectively                                                       388                 386
  Additional paid-in capital                                       136,945             137,826
  Common stock held in treasury - at cost; 510,790 and
    681,292 shares at June 30, 1996 and December 31,
    1995, respectively                                             (10,048)            (12,565)
  Retained earnings                                                 84,460              84,058
  Unrealized (loss)/gain on investments                             (4,014)                464
                                                                  --------            --------
      Total stockholders' equity                                   207,731             210,169
Commitment and contingencies
                                                                  --------            --------
                                                                  $946,367            $849,662
                                                                  --------            --------
                                                                  --------            --------

           PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995




                                                                      (UNAUDITED)                       (UNAUDITED)
                                                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------        --------------------------
                                                                 1996             1995             1996             1995
                                                              -----------      ----------        ----------       ----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Health premiums                                             $   324,602     $   257,234       $   642,811      $   499,129
  Workers compensation and other revenues (note D)                 17,674          38,682            72,692           68,533
  Investment income                                                 5,913           3,988            11,609            7,710
                                                              -----------      ----------        ----------       ----------
      Total revenues                                              348,189         299,904           727,112          575,372

Operating expenses:
  Medical costs                                                   282,904         209,100           560,869          400,062
  Administrative, marketing and other expenses (note D)            61,925          72,697           161,256          139,516
  Depreciation and amortization                                     5,735           5,749            11,969           10,656
                                                              -----------      ----------        ----------       ----------
      Total operating expenses                                    350,564         287,546           734,094          550,234

  Operating (loss) income                                          (2,375)         12,358            (6,982)          25,138

Gain on sale of subsidiaries (note E)                               7,900           -                 7,900            -
Interest expense                                                   (3,695)         (2,411)           (7,722)          (4,159)
Other income (expense)                                               (147)             24              (137)              (9)
                                                              -----------      ----------        ----------       ----------
  (Loss) earnings before income taxes                               1,683           9,971            (6,941)          20,970
Income tax benefit (expense)                                        3,653          (3,292)            7,343           (7,887)
                                                              -----------      ----------        ----------       ----------
Net earnings                                                  $     5,336      $    6,679        $      402       $   13,083
                                                              -----------      ----------        ----------       ----------
                                                              -----------      ----------        ----------       ----------
Net earnings per common and common
  equivalent share                                            $      0.14      $     0.17        $     0.01       $     0.33
                                                              -----------      ----------        ----------       ----------
                                                              -----------      ----------        ----------       ----------
Net earnings per common and common
  equivalent share assuming full dilution                     $      0.14      $     0.17        $     0.01       $     0.33
                                                              -----------      ----------        ----------       ----------
                                                              -----------      ----------        ----------       ----------
Number of common shares used in computation of
  primary earnings per share                                   39,144,245      39,952,354        39,280,748       40,075,841
                                                              -----------      ----------        ----------       ----------
                                                              -----------      ----------        ----------       ----------
Number of common shares used in computation of
  fully diluted earnings per share                             39,144,245      39,986,904        39,280,748       40,128,139
                                                              -----------      ----------        ----------       ----------
                                                              -----------      ----------        ----------       ----------

           PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995




                                                                   (UNAUDITED)
                                                           SIX MONTHS ENDED JUNE 30,
                                                           -------------------------
                                                              1996          1995
                                                           ----------     ----------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings                                           $       402     $  13,083
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                           11,969        10,656
      Amortization of premium/accretion of discount            1,405          -
      Gain on sale of subsidiaries                            (7,900)         -
      Loss on sale of property and equipment                      70          -
      Changes in working capital:
          Accounts receivable                                (56,958)       (8,225)
          Income taxes                                        11,371        (3,395)
          Accounts payable, accrued expenses and
            other current liabilities                            215       (20,231)
          Claims payable                                     125,932        29,928
          Unearned premiums                                  (13,917)       (4,962)
          Deferred income taxes                               (7,725)        1,862
        Other changes in other assets and liabilities           (266)          729
                                                         -----------     ---------
          Total adjustments                                   64,196         6,362
                                                         -----------     ---------
          Net cash provided by operating activities           64,598        19,445
                                                         -----------     ---------
Cash flows from investing activities:
  Purchase of investments                                   (200,075)       (3,016)
  Proceeds from sale of investments                          115,068           -
  Purchase of property and equipment                          (6,505)      (10,099)
  Proceeds from sale of property and equipment                 1,574           -
  Statutory deposits and other assets                        (63,955)         (774)
  Acquisitions, net of cash acquired                            -          (21,493)
  Disposals, net of cash sold                                 (3,103)          -
                                                         -----------     ---------
          Net cash used in investing activities             (156,996)      (35,382)
                                                         -----------     ---------
Cash flows from financing activities:
  Proceeds from borrowings                                      -           25,000
  Principal payments on debt and capital leases              (15,558)       (3,093)
  Principal payments on covenants not-to-compete              (1,500)       (2,402)
  Proceeds from issuance of common stock                       1,314         1,826
  Repurchase of common stock                                    -           (3,501)
                                                         -----------     ---------
          Net cash (used in) provided by financing
            activities                                       (15,744)       17,830
                                                         -----------     ---------
Net (decrease) increase in cash                             (108,142)        1,893
Cash and cash equivalents at beginning of period             164,706       123,135
                                                         -----------     ---------
Cash and cash equivalents at end of period                 $  56,564     $ 125,028
                                                         -----------     ---------
                                                         -----------     ---------

                        PHYSICIAN CORPORATION OF AMERICA

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         FOR QUARTER ENDED JUNE 30, 1996
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

The results for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

NOTE C:

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Primary earnings per share were based on the weighted average number of common and common equivalent shares outstanding during the periods presented. Equivalent shares consist of those shares issuable upon the assumed exercise of stock options calculated under the treasury stock method, based on average stock market prices in the periods.

Fully diluted earnings per share were computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of stock options calculated under the treasury stock method, based on the higher of average stock prices in the periods or the stock market price at the end of the periods.

                        PHYSICIAN CORPORATION OF AMERICA

                         FOR QUARTER ENDED JUNE 30, 1996
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE D:

WORKERS COMPENSATION AND OTHER REVENUES AND ADMINISTRATIVE, MARKETING AND OTHER EXPENSES

In January 1996, the Company, through its workers compensation subsidiaries, began providing primary workers compensation insurance coverage to employer groups in Florida. In conjunction with providing this new product, the Company entered into quota share arrangements with five reinsurers whereby a percentage of the premiums and a percentage of the claims costs are retained by the Company and the remaining percentage is ceded to the reinsurers. In the first quarter of 1996 these agreements included a 50% quota share arrangement; however, in the second quarter, they were amended to a 25% quota share arrangement retroactive to January 1, 1996. The impact to earnings of this retroactive amendment was immaterial. The following illustrates the components of the financial statement captions entitled workers compensation and other revenues and administrative, marketing and other expenses for the quarters ended March 31, 1996 and June 30, 1996.


                                                                               YTD
                                                     MARCH 31,    JUNE 30,    JUNE 30,
                                                       1996        1996        1996
                                                      -------     -------     --------
Workers Compensation and Other Revenues:
- ----------------------------------------
Gross premium written, subject to quota share         $65,734     $61,767     $127,501
Premium ceded                                         (35,089)    (67,611)    (102,700)
                                                      -------     -------     --------
Net premiums retained                                  30,645      (5,844)      24,801
Workers compensation reinsurance and other premiums     5,039       5,259       10,298
Administrative service fees                            19,334      18,259       37,593
                                                      -------     -------     --------
 Total workers compensation and other revenues        $55,018     $17,674      $72,692
                                                      -------     -------     --------
                                                      -------     -------     --------
Administrative, Marketing and Other Expenses:
- ---------------------------------------------
Gross claims and other costs, subject to quota share  $65,599     $62,547     $128,146
Claims and costs ceded                                (34,749)    (67,458)    (102,207)
                                                      -------     -------     --------
Net costs retained                                     30,850      (4,911)      25,939
Workers compensation reinsurance and other claims       3,597       3,355        6,952
Other administrative, marketing and other expenses     64,884      63,481      128,365
                                                      -------     -------     --------
 Total administrative, marketing and other expenses   $99,331     $61,925     $161,256
                                                      -------     -------     --------
                                                      -------     -------     --------

                     PHYSICIAN CORPORATION OF AMERICA

                         FOR QUARTER ENDED JUNE 30, 1996
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



NOTE E:

DISPOSITIONS

In June 1996, the Company sold its wholly owned subsidiary, Physicians First, Inc. (PFI) for $23.6 million in stock and notes to FPA Medical Management, Inc. (FPA). As consideration, the Company received 525,000 shares of unregistered FPA stock and a $15 million note from FPA. Additionally, as a condition of the sale, PCA entered into a four-year covenant not-to-compete with FPA. This transaction resulted in a gain on the sale of PFI of approximately $7.9 million. After completing this transaction in June 1996, the Company made a $9.5 million principal payment to reduce its outstanding debt balance.

Additionally, in May 1996 the Company signed definitive agreements to sell its HMO subsidiaries, PCA Health Plans of Georgia, Inc. (PCA/Georgia) and PCA Health Plans of Alabama, Inc. (PCA/Alabama) for $25 million in cash, notes and non-compete payments. The sale of these HMOs is expected to close the third quarter of 1996 pending regulatory approval. Net cash proceeds from this sale are expected to be used to reduce the Company's debt under its line of credit facility.

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

In the second quarter 1996, the Company continued to increase health premium revenues and membership in its health plans. Additionally, effective January 1, 1996, the Company began writing primary workers compensation insurance coverage. The following sets forth certain financial and operating information pertaining to the Company's results for the three and six months ended June 30, 1996 compared to 1995:


                                           Three Months Ended       Six Months Ended
                                                 June 30,               June 30,
                                           -------------------     -------------------
                                            1996        1995        1996        1995
                                           -------     -------     -------     -------
                                                        (In thousands)
Health Premiums:
 Commercial                                144,537     122,696     287,093     240,175
 Medicaid                                   90,596      83,088     181,921     165,649
 Medicare                                   80,536      45,117     156,722      81,339
 Indemnity                                   8,933       6,333      17,075      11,966
                                           -------     -------     -------     -------
Total health premiums                      324,602     257,234     642,811     499,129
                                           -------     -------     -------     -------
                                           -------     -------     -------     -------
Workers compensation administrative
 service fees and other revenues            17,674      38,682      72,692      68,532
                                           -------     -------     -------     -------
                                           -------     -------     -------     -------
Operating Statistics and Data:
 Medical loss ratio (1)                      87.2%       81.3%       87.3%       80.2%
 Health administrative, marketing
  and other expenses ratio (2)               15.5%       16.9%       15.9%       17.8%
 Period ending membership:
 HMO:
  Commercial                                                       452,000     385,000
  Medicaid                                                         418,000     210,000
  Medicare                                                          60,000      39,000
                                                                   -------     -------
  Total HMO                                                        930,000     634,000
 Health Indemnity and PPO                                           36,000      32,000
                                                                   -------     -------
Total HMO and Insured Health Membership                            966,000     666,000
                                                                   -------     -------
                                                                   -------     -------

(1)  Medical costs as a percentage of health premiums.
(2) Health administrative, marketing and other expenses, including allocations of corporate overhead as a percentage of health premiums.

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1995

NET EARNINGS:

Net earnings for the three and six months ended June 30, 1996 as compared to 1995 decreased by $1.3 million and $12.7 million, respectively. The three and six month decreases were primarily due to a $11.0 million and $22.0 million decline, respectively, in profitability of the Company's HMO operations in 1996, offset by profits earned in its worker's compensation companies and a second quarter 1996 $7.9 million gain from the sale of Physicians First, Inc.

REVENUES:

Total revenues for the three and six months ended June 30, 1996 as compared to 1995 increased by $48.3 million or 16% and $151.7 million or 26%, respectively. The principal components of these increases are as follows:

HEALTH PREMIUMS

Health premium revenues for the three and six months ended June 30, 1996 as compared to 1995 increased by $67.4 million or 26% and $143.7 million or 29%, respectively.

Of the three months increase, $112.5 million was due to a 44% increase in the average number of members during the period offset by a $45.1 million decrease due to a 12% decrease in the weighted average health premium rate per member.
Of the six months increase, $219.7 million was due to a 44% increase in the average number of members during the period offset by a $76.0 million decrease due to a 11% decrease in the weighted average health premium per member. The weighted average decrease in premium rates is due to the Company having approximately 246,000 Medicaid members (Puerto Rico reform program) with a lower than average premium rate (approximately $48 per member per month) in the three and six months ended June 30, 1996 which began enrolling in December 1995. Total membership of 966,000 at June 30, 1996 increased by approximately 300,000 members from 666,000 members at June 30, 1995 (67,000 increase in Commercial, 208,000 increase in Medicaid, 21,000 increase in Medicare and 4,000 in indemnity and PPO members).

WORKERS COMPENSATION AND OTHER REVENUES

Workers compensation and other revenues for the three and six months ended
June 30, 1996 decreased $21.0 million and increased $4.2 million, respectively. The fluctuations are due to: (i) workers compensation administrative service fees and other revenues for the three and six month periods ended June 30, 1996 decreased by $4.4 million to $18.3 million from $22.6 million and by $9.6 million to $37.6 million from $47.2 million, respectively. These revenues were generated primarily by the Company's workers compensation administration and indemnity operations servicing self insured funds. In 1996, through its workers compensation indemnity subsidiary, the Company began offering primary workers compensation coverage to these employer groups (who were previously members of these self insured funds). Therefore, the workers compensation services fees earned from these employers in 1995 have been replaced in 1996 by primary workers compensation premiums; and (ii) workers compensation premiums for the three and six months ended June 30, 1996 decreased $16.6 million and increased $13.8 million, respectively. The three month decrease is caused by the fact that the quota share agreements entered into in January 1996 which provided for PCA to retain 50% of primary workers compensation premiums and costs and cede the remaining 50% to the reinsurers were amended in the second quarter of 1996. These amended agreements provide for PCA to retain 25% of primary workers compensation premiums written and costs incurred retroactively to January 1, 1996. The result of these amendments was to reduce second quarter 1996 primary workers compensation premiums and workers compensation claims and costs by the amount necessary to reflect the 25% quota share arrangement for the six months ended June 30, 1996. The six month increase is attributable to the introduction of primary workers compensation insurance coverage commencing January 1, 1996.

Investment income for the three and six months ended June 30, 1996 as compared to 1995 increased by $1.9 million or 48% and $3.9 million or 51%, respectively. These increases were the result of the Company investing the proceeds from the $70 million borrowed in December 1995 under the Company's bank facility which were used to further capitalize the Company's workers compensation and Puerto Rico HMO operations.

MEDICAL COSTS

Medical costs for the three and six months ended June 30, 1996 as compared to 1995 increased by $73.8 million or 35% and $160.8 million and 40%, respectively. Of the three months increase, $91.5 million was due to a 44% increase in the average number of members during the period offset by a $17.7 million decrease due to a 6% decrease in the weighted average medical costs per member. Of the six months increase, $176.1 million was due to a 44% increase in the average number of members in the period offset by a $15.3 million decrease due to a 3% decrease in the weighted average medical cost per member.

These decreases in the weighted average medical costs per member were due primarily to: (i) the shift in membership mix to proportionately more Medicaid reform members in Puerto Rico (which have a lower medical cost approximately $42 per member per month but a higher medical loss ratio), (ii) reduction in overall utilization by members, and (iii) medical cost savings as a result of the Company's efforts to recontract with its providers for the three and six months ended June 30, 1996 compared to 1995. As a result of these factors, and in conjunction with a lower premium rate for the Medicaid reform members in Puerto Rico and the increase in number of Medicare members, the Company's overall medical loss ratio for the three and six months ended June 30, 1996 increased to 87.2% from 81.3% and increased to 87.3% from 80.2%, respectively for the same periods in 1995.

ADMINISTRATIVE, MARKETING AND OTHER EXPENSES

Administrative, marketing and other expenses for the three and six months ended June 30, 1996 as compared to 1995 decreased by $10.8 million or 15% and increased $21.7 million or 17%, respectively. The three month decrease in administrative, marketing and other expenses was primarily due to administrative cost control measures put in place as well as a second quarter 1996 adjustment to costs made in connection with the quota share amendments to the Company's workers compensation reinsurance agreements. The six month increase is attributable to the introduction of primary workers compensation insurance coverage commencing January 1, 1996. The Company's health administrative cost ratio for the three and six months ended June 30, 1996 was 15.5% and 15.9%, respectively, compared to 16.9% and 17.8% for the same periods in 1995. This improvement was a direct result of the Company implementing cost cutting measures while increasing premiums.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three and six months ended June 30, 1996 as compared to 1995 remained constant for the three month period and increased $1.3 million or 12%, respectively.

GAIN ON SALE OF SUBSIDIARIES

In June 1996, the Company sold its wholly owned subsidiary, Physicians First, Inc. (PFI) for $23.6 million in stock and notes to FPA Medical Management, Inc.
(FPA). As consideration, the Company received 525,000 shares of unregistered FPA stock and a $15 million note from FPA. Additionally, as a condition of the sale, PCA entered into a four-year covenant not-to-compete with FPA. This transaction resulted in a gain on the sale of PFI of approximately $7.9 million being reflected in the second quarter of 1996. After completing this transaction in June 1996, the Company made a $9.5 million principal payment to reduce its outstanding debt balance.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 1996 as compared to 1995 increased by $1.3 million to $3.7 million and $3.5 million to $7.7 million, respectively. These increases were due primarily to incremental interest expense incurred relating to the $70 million borrowed under this facility in December 1995 to capitalize the Company's Puerto Rico HMO and its workers compensation company.

INCOME TAXES

The Company recognized an income tax benefit in the three and six months ended June 30, 1996 of $3.7 million and $7.3 million respectively. This compares with a tax expense of $3.3 million and $7.9 million for the three and six months ended June 30, 1995, respectively. The increase in tax benefit recognized is attributable directly to the Company incurring a taxable loss in the three and six months ended June 30, 1996. The tax benefits for the three and six months ended June 30, 1996, respectively, are consistent with: (i) the 39% statutory rate for such periods, (ii) the nondeductibility of goodwill amortization for income tax purposes arising from the acquisition of the HMOs and workers compensation companies offset by tax exempt investment income, and (iii) the Company incurring no income tax expense on the gain from the sale of Physicians First, Inc. due to the availability of capital loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of $6.3 million. Cash and cash equivalents were $56.6 million at June 30, 1996, a decrease of $108.1 million from $164.7 million at December 31, 1995 and short term investments were $141.8 million at June 30, 1996, an increase of $10.6 million from a $131.2 million balance at December 31, 1995. The decrease in cash and cash equivalents is the result of cash generated from operations offset by cash used in investing and financing activities. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by various regulatory authorities.

Net cash provided by operating activities for the six months ended June 30, 1996 was $64.6 million compared to cash of $19.4 million provided by operating activities for the six months ended June 30, 1995. The cash provided by operating activities for 1996 was principally the result of the following factors: (i) net earnings of $.4 million, (ii) increase in claims payable in the amount of $125.9 million, (iii) decrease in income taxes receivable in the amount of $11.4 million, (iv) decrease in unearned premiums in the amount of $13.9 million, (v) $57.0 million increase in accounts receivable, and (vi) an increase in accounts payable, accrued expenses and other current liabilities of $.2 million.

In 1996, net cash used in investment activities increased to $157.0 million, from $35.4 million in 1995. The net cash used in investing activities was primarily the result of the $6.5 million purchase of property and equipment, and the net purchase of investments of $85.0 million. The Company believes it will be able to finance all capital expenditures for the foreseeable future from cash generated from operations and amounts available from cash. The Company has utilized capital leases to finance certain equipment additions in the past and expects to continue to do so in the future.

In 1996, net cash used in financing activities for the six months ended June 30, 1996 was $15.7 million compared to $17.8 million cash provided in the six months ended June 30, 1995. The cash used in financing activities was primarily the result of $17.1 million of long-term debt principal and covenant payments.

The Company believes that cash on hand and cash flow generated from operations will be sufficient to fund future capital expenditures, introduction of new products and services and meet debt service requirements for the foreseeable future. The cash proceeds from the pending sales of PCA/Georgia and PCA/Alabama will be used to pay down the $150.5 million bank debt facility, which is provided by six banks, including Citibank, NA as agent. Beginning on December 31, 1996, the Company is required to commence quarterly principal repayments of $16.75 million until the loan is fully repaid. While such loan repayments are anticipated to be made from operating cash flow, the Company is evaluating other options, including other assets sales and refinancing alternatives with respect to this debt.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings
          Not Applicable
 Item 2.  Changes in Securities
          Not Applicable
 Item 3.  Defaults Upon Senior Securities
          Not Applicable
 Item 4.  Submission of Matters to a Vote of Security Holders

          On June 28, 1996, the Company held its Annual Meeting of Stockholders. The matters and vote tabulation for each matter voted upon at such meeting are as follows:


          1. ELECTION OF DIRECTORS. The following directors were reelected to serve on the Board of Directors:
                                               FOR                WITHHELD
              E. Stanley Kardatzke, M.D.    33,314,846            1,767,043
              George J. Farha, M.D.         33,357,626            1,724,263

          In addition to the directors named above who were elected at the meeting, the terms of office for the following directors continued after the meeting: Clark R. Mandigo, Peter E. Kilissanly, and William C. Loewen, M.D.

          2. ELECTION OF AUDITORS. The stockholders of the Company elected KPMG Peat Marwick, LLP, independent certified public accountants, as auditors for the Company for the fiscal year ending December 31, 1996. The vote was as follows:

                   FOR               AGAINST            ABSTAIN
                   34,850,170        188,726            42,993

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

                   PHYSICIAN CORPORATION OF AMERICA
                   (Registrant)

                   By: /s/ E. Stanley Kardatzke, M.D.
                       ------------------------------------------------------
                   E. Stanley Kardatzke, M.D.,
                   Chairman of the Board and CEO (Principal Executive Officer)

                   By: /s/ Clifford W. Donnelly
                       ------------------------------------------------------
                   Clifford W. Donnelly
                   Senior Vice President of Finance and Chief Financial Officer


                   By: /s/ Jay M. Grobowsky
                       ------------------------------------------------------
                   Jay M. Grobowsky
                   Vice President of Finance




Date: August 6, 1996
      --------------