Form 10-Q
period 1996-09-30
PHYSICIAN CORPORATION OF AMERICA /DE/
filed 1996-11-14
CIK 812929

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   ---------------

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                          OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                             COMMISSION FILE NO. 0-21440

                                   ---------------

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

                                   ---------------

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past ninety days.
                                    Yes   X    No
                                     ------    ------

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Not Applicable   X
                                              -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

                                        NUMBER OF SHARES OUTSTANDING
                TITLE OF EACH CLASS         AT SEPTEMBER 30, 1996
                  Common Stock                   38,827,656

                           PHYSICIAN CORPORATION OF AMERICA

                            QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED SEPTEMBER 30, 1996

                                  TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  Financial Information
   Item 1.    Financial Statements                                          1-9
   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   10-14
PART II.  Other Information
   Item 1.    Legal Proceedings                                              15
   Item 2.    Changes in Securities                                          15
   Item 3.    Defaults Upon Senior Securities                                15
   Item 4.    Submission of Matters to a Vote of Security Holders            15
   Item 5.    Other Information                                              15
   Item 6.    Exhibits and Reports on Form 8-K                               15
Signature Page                                                               16

                  PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                                    (UNAUDITED)
                                                                                   SEPTEMBER 30,        DECEMBER 31,
         ASSETS                                                                        1996                  1995
         ------                                                                    -------------        ------------
                                                                                             (IN THOUSANDS)
Current assets:
  Cash and cash equivalents                                                         $  101,307          $  164,706
  Short term investments                                                               227,434             131,185
  Accounts receivable, net of allowance of approximately
    $32,716 and $7,670 at September 30, 1996 and
    December 31, 1995, respectively:
       Trade (health premiums and administrative service fees)                         116,086              61,271
       Other                                                                            18,668              11,478
  Prepaid expenses, inventories and other current assets                                11,337               8,449
  Income taxes receivable                                                               52,305              20,580
  Deferred income tax benefit                                                           15,153              11,301
                                                                                   -------------        ------------
         Total current assets                                                          542,290             408,970
                                                                                   -------------        ------------

Property and equipment, net of accumulated depreciation
  of $20,314 and $22,652 at September 30, 1996 and
  December 31, 1995, respectively                                                       50,787              59,564
Long term investments                                                                  283,851             145,865
Deferred income tax benefit long-term                                                      721                -
Statutory deposits and other assets                                                    153,064              43,141
Intangible assets:
  Goodwill, net of accumulated amortization of $18,729
    and $14,742 at September 30, 1996 and December 31,
    1995, respectively                                                                 151,224             164,871
  Other intangible assets net of accumulated amortization of
    $14,865 and $14,014 at September 30, 1996 and
    December 31, 1995, respectively                                                     18,263              27,251
                                                                                   -------------        ------------
         Total intangible assets                                                       169,487             192,122
                                                                                   -------------        ------------
                                                                                  $  1,200,200         $   849,662
                                                                                   -------------        ------------
                                                                                   -------------        ------------

                  PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                                                                                   (UNAUDITED)
                                                                                   SEPTEMBER 30,        DECEMBER 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                                               1996                1995
                                                                                   -------------        ------------
                                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Current liabilities:
  Accounts payable, accrued expenses and other
    current liabilities                                                              $  95,427           $  55,592
  Health claims payable                                                                169,273             171,241
  Current portion of other claims payable, primarily
    workers' compensation                                                              112,056              23,629
  Unearned premiums and service fees                                                    23,144              54,398
  Current portion of long-term debt and obligations
    under capital leases                                                               123,236              26,943
                                                                                   -------------        ------------
       Total current liabilities                                                       523,136             331,803

Long-term debt and obligations under capital leases,
  less current portion                                                                  10,911             157,096
Long-term portion of other claims payable, primarily
  workers' compensation                                                                494,698             138,894
Deferred income taxes                                                                       -                2,068
Deferred income and other long-term liabilities                                         54,946               9,632
                                                                                   -------------        ------------
       Total liabilities                                                             1,083,691             639,493
                                                                                   -------------        ------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 10,000,000 shares
    authorized; none issued and outstanding                                                 -                   -
  Common stock, $.01 par value, authorized 200,000,000
    shares; issued and outstanding 38,827,656 and 38,608,913
    at September 30, 1996 and December 31, 1995,
    respectively                                                                           388                 386
  Additional paid-in capital                                                           136,453             137,826
  Common stock held in treasury - at cost; 462,554 and
    681,292 shares at September 30, 1996 and December 31,
    1995, respectively                                                                 (9,246)            (12,565)
  Retained earnings (accumulated deficit)                                             (11,054)              84,058
  Unrealized (loss)/gain on investments                                                   (32)                 464
                                                                                   -------------        ------------
       Total stockholders' equity                                                      116,509             210,169
Commitment and contingencies
                                                                                   -------------        ------------
                                                                                  $  1,200,200          $  849,662
                                                                                   -------------        ------------
                                                                                   -------------        ------------

                  PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                                    (UNAUDITED)                            (UNAUDITED)
                                                          THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------       --------------------------------
                                                              1996                 1995                1996              1995
                                                          -------------       -------------       -------------      -------------
                                                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Health premiums                                        $    323,539        $    264,092        $    966,350       $    763,221
  Workers compensation and other revenues (note D)             32,887              41,929             105,580            110,461
  Investment income                                             5,654               4,516              17,262             12,227
                                                          -------------       -------------       -------------      -------------
    Total revenues                                            362,080             310,537           1,089,192            885,909

Operating expenses:
  Medical costs                                               283,252             230,713             844,121            630,775
  Administrative, marketing and other expenses (note D)        70,756              74,029             232,012            213,545
  Loss on assumption of net workers' compensation
    liabilities (note D)                                      130,000                  -              130,000                 -
  Depreciation and amortization                                 5,439               5,971              17,408             16,627
                                                           ------------        ------------        ------------       -------------
    Total operating expenses                                  489,447             310,713           1,223,541            860,947


  Operating income (loss)                                    (127,367)               (176)           (134,349)            24,962

Gain on sale of subsidiaries (note E)                           4,452                  -               12,352                 -
Interest expense                                               (3,120)             (2,420)            (10,842)            (6,579)
Other income (expense)                                              9                 (50)               (128)               (59)
                                                          -------------       -------------       -------------      -------------
  Earnings (loss) before income taxes                        (126,026)             (2,646)           (132,967)            18,324
Income tax benefit (expense)                                   30,512               1,437              37,855             (6,450)
                                                          -------------       -------------       -------------      -------------
Net earnings (loss)                                      $    (95,514)       $     (1,209)       $    (95,112)      $     11,874
                                                          -------------       -------------       -------------      -------------
                                                          -------------       -------------       -------------      -------------

Net earnings (loss) per common and common
  equivalent share                                       $      (2.44)       $      (0.03)       $      (2.41)      $       0.30
                                                          -------------       -------------       -------------      -------------
                                                          -------------       -------------       -------------      -------------

Net earnings (loss) per common and common
  equivalent share assuming full dilution                $      (2.44)       $      (0.03)       $      (2.41)      $       0.30
                                                          -------------       -------------       -------------      -------------
                                                          -------------       -------------       -------------      -------------

Number of common shares used in computation of
  primary earnings per share                               39,206,540          39,326,358          39,406,153         39,795,666
                                                          -------------       -------------       -------------      -------------
                                                          -------------       -------------       -------------      -------------

Number of common shares used in computation of
  fully diluted earnings per share                         39,206,540          39,326,358          39,406,153         39,953,536
                                                          -------------       -------------       -------------      -------------
                                                          -------------       -------------       -------------      -------------

                  PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                                                             (UNAUDITED)
                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                         1996             1995
                                                                                    --------------    -------------
                                                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss)                                                                  $  (95,112)    $   11,874
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
       Depreciation and amortization                                                       17,408         16,627
       Amortization of premium/accretion of discount                                        1,841            -
       Gain on sale of subsidiaries                                                       (12,352)           -
       Loss on sale of property and equipment                                                  70            -
       Loss on assumption of net workers' compensation
         liabilities                                                                      100,000            -
       Changes in working capital:
            Accounts receivable                                                           (59,649)         5,451
            Income taxes                                                                   11,135        (11,958)
            Accounts payable, accrued expenses and
              other current liabilities                                                     5,818        (22,514)
            Claims payable                                                                151,020         52,392
            Unearned premiums                                                             (14,510)         3,480
            Deferred income taxes                                                          (8,230)         2,834
         Other changes in other assets and liabilities                                     21,161          9,153
                                                                                       -----------    -----------
            Total adjustments                                                             213,712         55,465
                                                                                       -----------    -----------
            Net cash provided by operating activities                                     118,600         67,339
                                                                                       -----------    -----------

Cash flows from investing activities:
  Purchase of investments                                                                (256,199)      (209,393)
  Proceeds from sale of investments                                                       188,716        182,332
  Purchase of property and equipment                                                       (9,606)       (14,729)
  Proceeds from sale of property and equipment                                              1,574            -
  Statutory deposits and other assets                                                     (97,063)       (21,944)
  Acquisitions, net of cash acquired                                                            -        (26,768)
  Cash acquired from assumption of net workers'
    compensation liabilities                                                               31,318            -
  Disposals, net of cash sold                                                               8,645            -
                                                                                       -----------    -----------
            Net cash used in investing activities                                        (132,615)       (90,502)
                                                                                       -----------    -----------

Cash flows from financing activities:
  Proceeds from borrowings                                                                      -         25,000
  Principal payments on debt and capital leases                                           (48,691)        (4,027)
  Principal payments on covenants not-to-compete                                           (2,217)        (3,250)
  Proceeds from issuance of common stock                                                    1,524          1,021
  Repurchase of common stock                                                                  -          (18,211)
                                                                                       -----------    -----------
            Net cash (used in) provided by financing
              activities                                                                  (49,384)           533
                                                                                       -----------    -----------

Net (decrease) in cash                                                                    (63,399)       (22,630)
Cash and cash equivalents at beginning of period                                          164,706        123,135
                                                                                       -----------    -----------
Cash and cash equivalents at end of period                                             $  101,307     $  100,505
                                                                                       -----------    -----------
                                                                                       -----------    -----------

                           PHYSICIAN CORPORATION OF AMERICA

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         FOR QUARTER ENDED SEPTEMBER 30, 1996
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

The results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

                           PHYSICIAN CORPORATION OF AMERICA

                         FOR QUARTER ENDED SEPTEMBER 30, 1996
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE D:

WORKERS COMPENSATION AND OTHER REVENUES AND ADMINISTRATIVE, MARKETING AND OTHER EXPENSES
In 1994 and 1995, the Company acquired four workers compensation third party administration (TPA) companies and a property and casualty insurance (PCA P&C) company. These subsidiaries became the Company's workers compensation division. In 1994 and 1995 they earned the majority of their revenues and earnings from investment earnings and TPA service fees for services provided to a number of self insured funds and employer groups in the Southeastern United States including three significant self insured funds; the Florida Business Mutual Insurance Company (FBM), the Florida Auto Dealers Self Insured Fund (FADA), and the Florida Builders and Employers Mutual Insurance Company (FBE) (collectively the "Funds"). These Funds had been managed by the acquired TPA companies since 1978. In 1995, the assets and liabilities of FADA were assumed by the Company. On September 30, 1996, the assets and liabilities of FBM were also assumed by the Company.

As regulatory and legal changes occurred in Florida, competition increased in the Florida market place and the Company evaluated its strategic options to preserve its TPA service fee revenue base from the employer groups of these funds. As a result of this evaluation, in January 1996, the Company, through PCA P&C, began providing primary workers compensation insurance coverage to employer groups in Florida who previously were self insured through the Funds. In conjunction with providing this new risk product, the Company entered into quota share arrangements with five reinsurers whereby a percentage of the premiums and a percentage of the claims costs are retained by the Company and the remaining percentage is ceded to the reinsurers. In the first quarter of 1996 these agreements included a 50% quota share arrangement; however, in the second quarter, they were amended to a 25% quota share arrangement retroactive to January 1, 1996. The impact to earnings of this retroactive amendment was immaterial.

ROLLOVER OF SELF INSURED WORKERS COMPENSATION FUND ASSETS AND LIABILITIES Throughout 1996, the Company has continued to provide TPA services to the Funds to run off the claims liabilities remaining in the Funds. On November 1, 1996, the Company entered into various arrangements, all of which are pending approval from the Florida Department of Insurance (DOI), to assume, effective September 30, 1996, financial responsibility for the net liabilities of the Funds. These agreements include an asset guaranty agreement between PCA P&C and FBE. The Company assumed the net liabilities of the Funds as part of its evaluation of its entire workers compensation operations in Florida and determined it was necessary to preserve its TPA service revenue and further that it was in the best interest of the Company and the Funds policyholders to do so.

                           PHYSICIAN CORPORATION OF AMERICA

                         FOR QUARTER ENDED SEPTEMBER 30, 1996
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE D: (CONTINUED)

A preliminary actuarial evaluation indicates that FBE's liabilities exceed its assets by approximately $130.0 million on a pre-tax undiscounted basis as of September 30, 1996. Accordingly, PCA has recorded a non-recurring loss on assumption of net workers' compensation liabilities of $100.0 million (net of a $30.0 million income tax benefit) in the third quarter of 1996, as it has determined the future recoverability of this deficit cannot be assured. All assets and liabilities of the FBE and FBM Funds have been consolidated with the results of the Company in the accompanying balance sheet as of September 30, 1996. Accordingly, the Company has reported additional assets of $260.0 million (most of which are long-term investment grade securities) and additional liabilities of $360.0 million (most of which are long-term workers' compensation claims) on its balance sheet as of September 30, 1996.

As a result of this $100.0 million charge, the statutory equity of PCA P&C has been substantially depleted. Accordingly, the Company has agreed that the DOI may exercise certain oversight functions with respect to PCA P&C's operations until such time as PCA P&C's statutory equity surplus has been restored. While investment earnings in PCA P&C will approximate $11.0 million in 1996, as a result of adding the long-term investments from this transaction, the investment earnings from PCA P&C is expected to increase to more than $17.0 million in 1997 and to decline every year thereafter as claims liabilities are paid out. The Company is expected to earn approximately $20.0 million in future TPA fees and more than $150.0 million in future investment income in PCA P&C during this claims run-off period.

In response to its evaluation of the long-term prospects of the Florida workers compensation insurance risk, the Company intends to cease writing all workers' compensation insurance products and to focus its workers' compensation division on providing TPA services to its current and future customer base. The Company believes that this will eliminate the Company's exposure to workers' compensation underwriting risks.

NOTE E:

DISPOSITIONS
In June 1996, the Company sold a wholly owned subsidiary, Physicians First, Inc.
(PFI), for $23.6 million in stock and notes to FPA Medical Management, Inc.
(FPA). As consideration, the Company received 525,000 shares of unregistered FPA stock and a $15.0 million note from FPA. Additionally, as a condition of the sale, PCA entered into a four-year covenant not-to-compete with FPA. This transaction resulted in an after-tax gain on the sale of PFI of approximately $7.9 million. After completing this transaction in June 1996, the Company made a $9.5 million principal payment to reduce its outstanding bank debt balance. During the third quarter of 1996, FPA paid its $15.0 million note obligation to PCA in full and PCA used the proceeds to make an additional $15.0 million of bank debt principal payment in the third quarter of 1996.

                           PHYSICIAN CORPORATION OF AMERICA

                         FOR QUARTER ENDED SEPTEMBER 30, 1996
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE E: (CONTINUED)

In September 1996, the Company sold its wholly owned subsidiaries, PCA Health Plans of Georgia, Inc. (PCA/Georgia), PCA Health Plans of Alabama, Inc. (PCA/Alabama) and Health Strategies, Inc. (Health Strategies) to Health Partners Southeast, Inc. (HPS) for $24.5 million in cash and non-compete payments. This transaction resulted in an after-tax gain on the sale of approximately $4.5 million. After completing this transaction in September 1996, the Company made a $17.0 million principal payment to reduce its outstanding bank debt balance.

NOTE F:

SIGNIFICANT CONTRACTS
FLORIDA MEDICAID PROGRAM
In August 1996, the Florida Agency for Health Care Administration (AHCA) announced its intent to utilize a competitive bidding process whereby it would grade responses to its request for proposals (RFP) from qualified bidders using both cost and quality of care criteria and award contracts to selected bid winners to provide health services to Medicaid recipients in Florida. The Company filed a protest appealing this process on the grounds it violated existing laws and regulations. After AHCA modified its request for proposal and provided clarifications regarding the process, the Company withdrew its protest. The responses to the RFP are due to AHCA in November 1996, and it is anticipated that in January or February 1997, AHCA will announce its intent to award multi-year contracts to a number of qualifying HMOs in Florida to provide health services to Florida Medicaid recipients.

The RFP stipulates all bids must contain proposed premiums equal to not more than 92% of fee-for-service rates as actuarially determined. AHCA contends HMOs in Florida are currently paid premiums equal to 95% of fee-for-service rates. AHCA has agreed to establish a task force to review the Medicaid prepaid health plan rate setting methodology and provide recommendations regarding the methodology by February 1, 1997. The Company and other Florida HMOs believe the current rates paid by AHCA to HMOs are actually less than 92% of fee-for-service rates.

The impact of this competitive bidding process on the Company's Florida Medicaid business, its Medicaid Premium rates or the number of Medicaid members serviced by the Company cannot be predicted at this time. However the Company, as Florida's largest Medicaid contractor, believes it will gain Medicaid membership through this process.

PUERTO RICO REFORM PROGRAM
The Company's Puerto Rico HMO subsidiary currently provides health services to approximately 266,000 Government Reform Program members pursuant to a one-year contract which expires in December 1996. The Company expects this contract, which is currently in a rebid stage, to be renewed for an additional annual term at substantially similar premium rates.

                           PHYSICIAN CORPORATION OF AMERICA

                         FOR QUARTER ENDED SEPTEMBER 30, 1996
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE F: (CONTINUED)

TEXAS MEDICAID CONTRACT
During the third quarter of 1996, the Company's Texas HMO subsidiary was awarded contracts to provide covered health care services to approximately 12,500 and 17,900 Medicaid members in Tarrent and Bexar counties, respectively, in addition to the re-award of 22,000 Medicaid members it already services in Travis County.

NOTE G:

DEBT
As a result of recording the loss on the assumption of net workers' compensation liabilities, at September 30, 1996, PCA was in violation of certain line of credit facility covenants. PCA is working with its banks to obtain a waiver from them for such violations and restructure the facility's repayment terms.
In the interim, the Company has classified all of its bank debt as a current liability in the accompanying balance sheet as of September 30, 1996.

NOTE H:

MERGER AGREEMENT
On November 2, 1996, PCA entered into a definitive agreement to be merged with Sierra Health Services, Inc. (Sierra). The agreement provides for an exchange of common shares on the basis of 0.45 common shares of Sierra exchanged for each PCA share. The transaction which is expected to be completed in early 1997, is subject to regulatory and shareholder approval and is expected to be accounted for as a pooling-of-interests.

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

In the third quarter 1996, the Company continued to focus on its core markets and execute its strategic plan to turn around its operations as evidenced by:
i) the sale of its non producing subsidiaries, PCA/ Alabama, Health Strategies and PCA/Georgia, ii) the reduction in force of employees in its HMO and workers' compensation subsidiaries, iii) the expansion of global risk provider contracts in its Florida and Texas operations, and iv) the continued increase in health premium revenue and membership growth in its health plans. The third quarter 1996 results show significant improvement over the previous three quarters prior to a non-recurring $100 million after tax charge relating to the loss on the assumption of net workers' compensation liabilities (see Note D to the accompanying financial statements). The Company intends to cease writing all workers' compensation insurance coverage (thereby eliminating the Company's exposure to any workers' compensation underwriting related risks) in the fourth quarter of 1996. The Company does not expect this action to have a material impact on its financial results. The following sets forth certain financial and operating information pertaining to the Company's results for the three and nine months ended September 30, 1996 compared to 1995:


                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                 --------------------------    --------------------------
                                                                    1996            1995           1996          1995
                                                                 -----------    -----------    -----------    -----------
                                                                                     (In thousands)
Health Premiums:
  Commercial                                                      $138,256       $127,670       $425,349       $367,845
  Medicaid                                                          94,970         75,486        276,891        241,136
  Medicare                                                          81,462         53,563        238,184        134,902
  Indemnity                                                          8,851          7,373         25,926         19,338
                                                                 -----------    -----------    -----------    -----------
    Total health premiums                                         $323,539       $264,092       $966,350       $763,221
                                                                 -----------    -----------    -----------    -----------
                                                                 -----------    -----------    -----------    -----------
  Workers compensation administrative
    service fees and other revenues                                $32,887        $41,929       $105,580       $110,461
                                                                 -----------    -----------    -----------    -----------
                                                                 -----------    -----------    -----------    -----------
Operating Statistics and Data:
  Medical loss ratio (1)                                             87.5%          87.4%          87.4%          82.6%
  Health administrative, marketing
  and other expenses ratio (2)                                       14.2%          16.0%          15.3%          17.2%
  Period ending membership:
  HMO:
    Commercial                                                                                   408,000        418,000
    Medicaid                                                                                     445,000        206,000
    Medicare                                                                                      60,000         45,000
                                                                                               -----------    -----------
    Total HMO                                                                                    913,000        669,000
  Health Indemnity and PPO                                                                        35,000         31,000
                                                                                               -----------    -----------
                                                                                               -----------    -----------
  Total HMO and Insured Health Membership                                                        948,000        700,000
                                                                                               -----------    -----------
                                                                                               -----------    -----------

(1)      Medical costs as a percentage of health premiums.
(2) Health administrative, marketing and other expenses, including allocations of corporate overhead as a percentage of health premiums.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

NET EARNINGS:
Net earnings for the three and nine months ended September 30, 1996 as compared to 1995 decreased by $94.3 million to a $95.5 million net loss and by $107.0 million to a $95.1 million loss, respectively. The three and nine month decreases were primarily due to a $2.4 million increase and a $19.6 million decline, respectively, in profitability of the Company's HMO operations in 1996, profits earned from the worker's compensation third party administration companies, a third quarter 1996 $100 million after tax charge from the assumption of net workers' compensation liabilities and a third quarter 1996 $4.5 million gain from the sale of PCA/Alabama, Health Strategies and PCA/Georgia.

REVENUES:
Total revenues for the three and nine months ended September 30, 1996 as compared to 1995 increased by $51.5 million or 17% and $203.3 million or 23%, respectively. The principal components of these increases are as follows:

HEALTH PREMIUMS
Health premium revenues for the three and nine months ended September 30, 1996 as compared to 1995 increased by $59.4 million or 23% and 203.1 million or 27%, respectively.

Of the three months increase, $114.7 million was due to a 43% increase in the average number of members during the period offset by a $55.3 million decrease due to a 15% decrease in the weighted average health premium rate per member. Of the nine months increase, $334.3 million was due to a 44% increase in the average number of members during the period offset by a $131.2 million decrease due to a 12% decrease in the weighted average health premium per member. The weighted average decrease in premium rates is due to: i) the 18% decrease in the Florida Medicaid premium rates which became effective in the third quarter of 1995, as well as ii) the Company having approximately 266,000 Medicaid members (Puerto Rico reform program) with a lower than average premium rate (approximately $48 per member per month) in the three and nine months ended September 30, 1996 which began enrolling in December 1995. Total membership of 948,000 at September 30, 1996 increased by approximately 248,000 members from 700,000 members at September 30, 1995 (10,000 decrease in Commercial, 239,000 increase in Medicaid, 15,000 increase in Medicare and 4,000 increase in indemnity and PPO members).

WORKERS COMPENSATION AND OTHER REVENUES
Workers compensation and other revenues for the three and nine months ended September 30, 1996 decreased $9.0 million and decreased $4.9 million, respectively. The fluctuations are due to: (i) workers compensation administrative service fees and other revenues for the three and nine month periods ended September 30, 1996 decreased by $13.4 million to $14.2 million from $27.6 million and by $23.0 million to $51.8 million from $74.8 million, respectively. These revenues were generated primarily by the Company's workers compensation administration and indemnity operations servicing self insured funds. In 1996, through its workers compensation indemnity subsidiary, the Company began offering primary workers compensation coverage to these employer groups (who were previously members of these self insured funds). Therefore, the workers compensation services fees earned from these employers in 1995 have been replaced in 1996 by primary workers compensation premiums; and (ii) workers compensation premiums for the three and nine months ended September 30, 1996 increased $4.4 million and $18.1 million, respectively. The three and nine month increase is attributable to the introduction of primary workers compensation insurance coverage commencing January 1, 1996.

Investment income for the three and nine months ended September 30, 1996 as compared to 1995 increased by $1.1 million or 25% and $5.0 million or 41%, respectively. These increases were the result of the Company investing: i) the proceeds from the $70 million borrowed in December 1995 under the Company's bank facility which were used to further capitalize the Company's workers compensation and Puerto Rico HMO operations, and ii) cash generated from operations.

MEDICAL COSTS
Medical costs for the three and nine months ended September 30, 1996 as compared to 1995 increased by $52.5 million or 23% and $213.3 million and 34%, respectively. Of the three months increase, $100.1 million was due to a 43% increase in the average number of members during the period offset by a $47.6 million decrease due to a 16% decrease in the weighted average medical costs per member. Of the nine months increase, $276.3 million was due to a 44% increase in the average number of members in the period offset by a $63.0 million decrease due to a 7% decrease in the weighted average medical cost per member.

These decreases in the weighted average medical costs per member were due primarily to: (i) the shift in membership mix to proportionately more Medicaid reform members in Puerto Rico (which have a lower than average medical cost of approximately $42 per member per month but a higher medical loss ratio), (ii) reduction in overall utilization by members through stronger medical utilization management, and (iii) medical cost savings as a result of the Company's efforts to recontract with its providers during the three and nine months ended September 30, 1996 compared to 1995. These factors, mitigated the impact of a lower premium rate for the Medicaid reform members in Puerto Rico, the impact of the Florida Medicaid premium rate decrease and the increase in number of Medicare members (which have a higher than average per member per month medical cost), resulting in the Company's overall medical loss ratio for the three and nine months ended September 30, 1996 increasing to 87.5% from 87.4% and to 87.4% from 82.6%, respectively for the same periods in 1995.

ADMINISTRATIVE, MARKETING AND OTHER EXPENSES
Administrative, marketing and other expenses for the three and nine months ended September 30, 1996 as compared to 1995 decreased by $3.3 million or 4% and increased by $18.5 million or 9%, respectively. The three month decrease in administrative, marketing and other expenses was primarily due to administrative cost control measures put in place. The nine month increase is attributable to the introduction of primary workers compensation insurance coverage commencing January 1, 1996. The Company's health administrative cost ratio for the three and nine months ended September 30, 1996 was 14.2% and 15.3%, respectively, compared to 16.0% and 17.2% for the same periods in 1995. This improvement was a direct result of the Company implementing cost cutting measures while increasing premiums.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for the three and nine months ended September 30, 1996 as compared to 1995 remained constant, as expected.

GAIN ON SALE OF SUBSIDIARIES
In June 1996, the Company sold its wholly owned subsidiary, PFI for $23.6 million in stock and notes to FPA Medical Management, Inc. (FPA). As consideration, the Company received 525,000 shares of unregistered FPA stock and a $15.0 million note from FPA which was received in full from FPA in the third quarter of 1996. Additionally, as a condition of the sale, PCA entered into a four-year covenant not-to-compete with FPA. This transaction resulted in a gain on the sale of PFI of approximately $7.9 million being reflected in the second quarter of 1996.

In September 1996, the Company sold its wholly owned subsidiaries, PCA Health Plans of Georgia, Inc. (PCA/Georgia) and PCA Health Plans of Alabama, Inc. (PCA/Alabama) to Health Partners Southeast, Inc. (HPS) for $24.5 million in cash and non-compete payments. This transaction resulted in a gain on the sale of PCA/Georgia and PCA/Alabama of approximately $4.5 million.

INTEREST EXPENSE
Interest expense for the three and nine months ended September 30, 1996 as compared to 1995 increased by $.7 million to $3.1 million and $4.3 million to $10.8 million, respectively. These increases were due primarily to incremental interest expense incurred relating to the $70 million borrowed under the Company's credit facility in December 1995 to capitalize the Company's Puerto Rico HMO and its workers compensation insurance subsidiary.

INCOME TAXES
The Company recognized an income tax benefit in the three and nine months ended September 30, 1996 of $30.5 million and $37.9 million, respectively. This compares with a tax benefit of $1.4 million and a tax expense of $6.5 million for the three and nine months ended September 30, 1995, respectively. The increase in tax benefit recognized is attributable directly to the Company incurring a taxable loss in the three and nine months ended September 30, 1996. The tax benefits for the three and nine months ended September 30, 1996, respectively, are consistent with: (i) the 35% statutory rate for such periods,
(ii) the nondeductibility of goodwill amortization for income tax purposes arising from the acquisition of the HMOs and workers compensation companies offset by tax exempt investment income, (iii) the $30 million tax benefit recognized with respect to the loss on assumption of net workers' compensation liabilities, and iv) the Company incurring no income tax expense on the gains from the sale of Physicians First, Inc., PCA/Alabama, Health Strategies and PCA/Georgia due to the availability of capital loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $19.2 million. Cash and cash equivalents were $101.3 million at September 30, 1996, a decrease of $63.4 million from $164.7 million at December 31, 1995 and short term investments were $227.4 million at September 30, 1996, an increase of $96.2 million from a $131.2 million balance at December 31, 1995. At September 30, 1996, the Company has classified approximately $140.0 million of investments with future contractual maturities of more than one year as short-term investments in the accompanying balance sheet based on its intent to sell the investments to meet its obligations. The decrease in cash and cash equivalents is the result of cash generated from operations offset by cash used in investing and financing activities. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by various regulatory authorities.

Net cash provided by operating activities for the nine months ended September 30, 1996 was $118.6 million compared to cash of $67.3 million provided by operating activities for the nine months ended September 30, 1995. The cash provided by operating activities for 1996 was principally the result of the following factors: (i) net loss of $95.1 million, (ii) increase in claims payable in the amount of $151.0 million, (iii) decrease in income taxes receivable in the amount of $11.1 million, (iv) decrease in unearned premiums in the amount of $14.5 million, (v) $59.6 million increase in accounts receivable resulting from the primary workers' compensation insurance written commencing January 1996, and (vi) an increase in accounts payable, accrued expenses and other current liabilities of $5.8 million.

In 1996, net cash used in investment activities increased to $132.6 million, from $90.5 million in 1995. The net cash used in investing activities was primarily the result of the following factors: (i) $9.6 million purchase of property and equipment, (ii) the net purchase of investments of $67.4 million,
(iii) $97.0 million increase in statutory deposits and other assets, the majority of which relates to estimated reinsurance recoveries, and (iv) $31.3 million of cash acquired from the assumption of net workers' compensation liabilities. The Company believes it will be able to finance all capital expenditures for the foreseeable future from cash generated from operations and amounts available from cash. The Company has utilized capital leases to finance certain equipment additions in the past and expects to continue to do so in the future.

In 1996, net cash used in financing activities for the nine months ended September 30, 1996 was $49.4 million compared to $.5 million cash provided in the nine months ended September 30, 1995. The cash used in financing activities was primarily the result of $50.9 million of long-term debt principal and covenant payments.

The Company believes that cash on hand and cash flow generated from operations will be sufficient to fund future capital expenditures, introduction of new products and services. The cash proceeds from the sales of Physicians First, Inc., PCA/Georgia and PCA/Alabama were used to pay down the Company's bank debt facility, which is provided by six banks, including Citibank, NA as agent.

As a result of the $100.0 million charge, the Company is in violation of its bank loan covenants as of September 30, 1996. Consequently, the banks have the right among other things, to accelerate the majority of the entire outstanding balance of $118.5 million. Discussions are underway with the banks and while the banks have been favorably inclined to work with the Company, there can be no assurance that a modification/waiver agreement will be completed. In the event that the banks were to accelerate the indebtedness, the Company would be required to seek refinancing of such indebtedness or, if such refinancing were unavailable, to sell assets in order to make such payments.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The Statements contained in this report which are not historical facts are forward looking. Actual results may differ materially from those projected in such forward looking statements; such statements involve risks and uncertainties, including but not limited to the following: completion of the merger which is subject to various approvals including regulatory and shareholder; Medicare and Medicaid premium rates set by state and federal governments change unexpectedly; Texas and Puerto Rico Medicaid contracts and renewals are awarded under a competitive bidding process and award is not guaranteed; a Medicaid RFP process in Florida is currently underway and the full impact on the Company is not known; completion of an actuarial study to confirm that the liabilities of the P&C subsidiary are not understated; the outcome and impact of present discussions with the Company's bankers regarding loan covenant violations is uncertain; increased competition in the Company's markets or change in product mix may unexpectedly reduce premium yield; health care costs in any given period may be greater than expected due to incidence of major illnesses, natural disasters, epidemics, changes in physician practice policies, and new technologies; and, the Company may be unable to obtain acceptable provider arrangements on satisfactory terms in key markets.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not Applicable
Item 2.  Changes in Securities
         Not Applicable
Item 3.  Defaults Upon Senior Securities
         Not Applicable
Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable
Item 5.  Other Information
         Not Applicable
Item 6.  Exhibits and Reports on Form 8-K
         (A)  Exhibits furnished as part of the Report:
              (1)   Financial Statements, See PART I, Item 1
              (2)   Exhibits:
                     2.1 Agreement and Plan of Merger dated November 2, 1996 among Sierra Health Services, Inc., Sierra Acquisition Corporation and Physician Corporation of America.
                    10.1 Workers' Compensation and Employers Liability Asset Guarantee and Indemnification Contract By and Between Florida Builders & Employers Mutual Insurance Company and PCA Property & Casualty Insurance Company effective September 30, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PHYSICIAN CORPORATION OF AMERICA
                                            (Registrant)

                                            By: /s/ E. Stanley Kardatzke, M.D.
                                                 -------------------------------
                                            E. Stanley Kardatzke, M.D.,
                                            Chairman of the Board and CEO
                                            (Principal Executive Officer)

                                            By: /s/ Clifford W. Donnelly
                                                 -------------------------------
                                            Clifford W. Donnelly
                                            Senior Vice President of Finance
                                            and Chief Financial Officer


                                            By: /s/ Jay M. Grobowsky
                                                 -------------------------------
                                            Jay M. Grobowsky
Date:November 14, 1996                      Vice President of Finance
     -----------------

                           PHYSICIAN CORPORATION OF AMERICA

                            QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED SEPTEMBER 30, 1996

                                    EXHIBIT INDEX

     2.1 Agreement and Plan of Merger dated November 2, 1996 among Sierra Health Services, Inc., Sierra Acquisition Corporation and Physician Corporation of America.

     10.1 Workers' Compensation and Employers Liability Asset Guarantee and Indemnification Contract By and Between Florida Builders & Employers Mutual Insurance Company and PCA Property & Casualty Insurance Company effective September 30, 1996.