Form 10-K405
period 1996-12-31
PHYSICIAN CORPORATION OF AMERICA /DE/
filed 1997-04-15
CIK 812929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-21440

                            ------------------------

                        PHYSICIAN CORPORATION OF AMERICA
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                48-1006287
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

                             6101 BLUE LAGOON DRIVE
                                MIAMI, FL 33126
               (Principal Executive Offices, Including Zip Code)

       Registrant's telephone number including area code: (305) 267-6633

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                        RIGHTS TO PURCHASE COMMON STOCK

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (I) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (II) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST NINETY DAYS.

                              YES __X__  NO _____

Insert by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. /X/

As of December 31, 1996, there were 38,829,456 shares of common stock outstanding and the aggregate market value of such shares (based upon $10.00 per share, the last reported sale price reported on the NASDAQ National Market on such date) of Physician Corporation of America held by non-affiliates was approximately $388,294,560 (For purposes of this valuation, "affiliates" are the officers and directors whose shares are included in the table appearing in Item 12.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PHYSICIAN CORPORATION OF AMERICA
                           ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                 TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.
    Item 1.      Business..................................................................................           1
    Item 2.      Properties................................................................................          10
    Item 3.      Legal Proceedings.........................................................................          10
    Item 4.      Submission of Matters to a Vote of Security Holders.......................................          10

PART II.
    Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.................          11
    Item 6.      Selected Financial Data...................................................................          12
    Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....          13
    Item 8.      Financial Statements and Supplementary Data...............................................          24
    Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......          24

PART III.
    Item 10.     Directors and Executive Officers of the Registrant........................................          24
    Item 11.     Executive Compensation....................................................................          26
    Item 12.     Security Ownership of Certain Beneficial Owners and Management............................          29
    Item 13.     Certain Relationships and Related Transactions............................................          30

PART IV.
    Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................          30

Signature Page.............................................................................................          33
Financial Statements and Schedules.........................................................................         F-1

                                     PART I

ITEM 1.  BUSINESS
  A) GENERAL DEVELOPMENT OF BUSINESS.

    Physician Corporation of America ("PCA" or the "Company") is a managed health care company that provides comprehensive health care services through its health maintenance organizations ("HMOs"), administrative and management services through its workers' compensation third-party administration companies (TPA's) and workers' compensation and health related insurance through its insurance companies ("Insurance Companies").

    The Company conducts substantially all of its operations through the following subsidiaries and related entities which it controls including: PCA Health Plans of Texas, Inc. ("PCA/Texas"), a federally qualified HMO based in Austin, Texas; PCA Health Plans of Florida, Inc. ("PCA/Florida"), a federally qualified HMO based in Miami, Florida; PCA Family Health Plan, Inc. ("PCA/Family"), a state licensed HMO based in Miami, Florida; PCA Health Plans of Puerto Rico, Inc. ("PCA/Puerto Rico"), a federally qualified HMO based in San Juan, Puerto Rico; PCA Insurance Group of Puerto Rico, Inc. ("PCA/IG"), a Puerto Rico licensed insurance company based in San Juan, Puerto Rico; PCA Solutions, Inc. and its subsidiaries ("PCA Solutions"), based in Orlando, Florida which operates a workers' compensation TPA; PCA Property and Casualty Insurance Company ("PCA/P&C"), a multi-state licensed insurance company based in Orlando, Florida; PCA Life Insurance Company, Inc. ("PCA/Insurance"); and Florida Builders & Employers Mutual Insurance Company ("FBE"), a Florida based mutual workers' compensation company controlled by PCA/P&C.

    During 1996, the Company sold its wholly owned subsidiaries: PCA Health Plans of Georgia, Inc. ("PCA/Georgia"), PCA Health Plans of Alabama, Inc. ("PCA/Alabama") and Physicians First, Inc. ("PFI"). In September 1996, the Company sold PCA/Georgia and PCA/Alabama for $24.5 million in cash and non-compete payments of which $2.5 million has been deposited in escrow and $1.5 million is due to PCA through 1998. This transaction resulted in a gain on the sale of approximately $4.5 million. In June 1996, the Company sold PFI for $23.6 million in stock and notes to FPA Medical Management, Inc. (FPA). As consideration, the Company received 525,000 shares of unregistered FPA common stock, warrants to acquire 100,000 shares of FPA common stock and a $15 million note from FPA. The Company valued the FPA stock and warrants at their fair value which was estimated using the quoted market price of FPA's common stock less a discount of approximately 6% to consider their unregistered status. Additionally, as a condition of the sale, PCA entered into a four-year covenant not-to-compete with FPA. This transaction resulted in a gain on the sale of PFI of approximately $7.9 million. During the third quarter of 1996, FPA paid its $15 million note obligation to PCA in full and PCA used the proceeds to make a $15 million bank debt principal payment in the third quarter of 1996.

    On November 2, 1996, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Sierra Health Services, Inc. ("Sierra"). Under the general terms of the Merger Agreement at the effective time of the Merger, each outstanding share of PCA Common Stock would be converted into a right to receive 0.45 of a share of Sierra Common Stock. The completion of the Merger required approval from certain governmental and non-governmental agencies, and approval by the stockholders of PCA and Sierra which was in the process of being obtained when, in March 1997 Sierra breached material terms of and terminated the Merger Agreement. PCA filed a lawsuit against Sierra seeking damages for Sierra's actions. Sierra has also filed a lawsuit against the Company in this matter. The outcome of such litigation cannot be determined at this time.

B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    During 1996, the Company operated principally in three segments: providing health care services to its health plan members ("Health Plan" segment), providing third-party administration services to workers' compensation self-insured funds ("WC TPA" segment) and the writing of workers' compensation insurance ("WC Insurance" Segment). In fourth quarter of 1996, the Company ceased writing new and renewal workers' compensation related insurance. Please refer to note 21 to the Company's 1996 audited consolidated financial statements for information about the Company's operating segments.

C)  NARRATIVE DESCRIPTION OF BUSINESS.

    PRINCIPAL SERVICES RENDERED

    HEALTH MAINTENANCE ORGANIZATIONS. PCA's HMO and insurance companies provide health care services to commercial members enrolled through employer groups and as individuals, as well as members enrolled through government sponsored Medicaid and Medicare programs. PCA's HMOs operate in Florida, Texas and Puerto Rico. The following table sets forth PCA's HMO membership as of and revenues for the year ended December 31, 1996:

                                                                            PERIOD ENDING MEMBERSHIP
                                                 REVENUE     ------------------------------------------------------
                                                   (IN                              PUERTO
                                                MILLIONS)     FLORIDA     TEXAS      RICO       OTHER      TOTAL
                                               ------------  ---------  ---------  ---------  ---------  ----------
Commercial...................................   $    552.4     157,000    216,000     34,000     --         407,000
Medicaid.....................................        382.4     143,000     52,000    269,000     --         464,000
Medicare.....................................        317.4      39,000     21,000     --         --          60,000
Indemnity....................................         40.7      --         --         69,000     12,000      81,000
                                               ------------  ---------  ---------  ---------  ---------  ----------
  Total......................................   $  1,292.9     339,000    289,000    372,000     12,000   1,012,000
                                               ------------  ---------  ---------  ---------  ---------  ----------
                                               ------------  ---------  ---------  ---------  ---------  ----------

HMO SERVICES--MARKETS.

    FLORIDA. As one of the largest HMO's in Florida, PCA's Florida operation services approximately 339,000 total members. PCA is the largest Medicaid HMO provider in the State of Florida with approximately 143,000 Medicaid beneficiaries which is approximately 30% of Florida's total HMO-enrolled Medicaid beneficiaries. PCA's service area includes most counties in Florida including those encompassing the metropolitan areas of Miami, Ft. Lauderdale, Orlando, Tampa, Jacksonville and Tallahassee.

    TEXAS. PCA's Texas operation services approximately 289,000 total members. Approximately 216,000 commercial members are serviced in the Austin, San Antonio, Houston and Dallas metropolitan areas, approximately 52,000 Medicaid beneficiaries in the Austin/Central, San Antonio Texas areas, and approximately 21,000 Medicare beneficiaries throughout the State. PCA is the largest HMO in the Austin/Central Texas area.

    PUERTO RICO. PCA's Puerto Rico HMO operation services approximately 372,000 total members. In September 1995, PCA was awarded the central region reform (Medicaid) contract in Puerto Rico. Enrollment under this contract began in December 1995 and has grown to 269,000 members at December 31, 1996. For the year ended December 31, 1996, PCA received approximately $136.5 million or 11% of its total health premium revenue from this contract, which expires on March 31, 1997. This contract has been renewed for two years commencing April 1, 1997, the first such two-year contract awarded in the commonwealth, at premium rates approximately 1% less than current contract rates. As part of this renewal contract, the Company will provide health care services to approximately 145,000 additional members in Puerto Rico's southeast region, bringing the total members receiving health care services under reform contracts to more than 400,000 by the second quarter of 1997. In conjunction with receiving this contract, the Company has agreed to infuse approximately $5.0 million of additional capital in its PCA Puerto Rico operations by the end of the second quarter of 1997. Additionally, as of December 31, 1996, 103,000 commercial and indemnity/PPO members were served by the Company throughout the Commonwealth of Puerto Rico.

    OTHER. PCA also provides indemnity health coverage to 12,000 members in Florida and Texas through its indemnity subsidiaries in those states. These products are offered only in conjunction with the Company's HMO product.

HMO SERVICES -- GENERAL.

    PCA's HMOs provide a comprehensive range of basic and supplemental health care services to its members, including inpatient hospital care, ambulatory or outpatient primary physician care, consulting physician care, x-rays, laboratory services, emergency care, pre-natal and maternity services, pharmaceuticals, dental and eye care, home health nursing, physical therapy, mental health and ancillary diagnostic and therapeutic services. PCA's HMOs offer a variety of benefit plans ranging from plans in which the monthly enrollment fees cover all required services, to plans which require copayments or deductibles in addition to a lower monthly premium.

HMO PRODUCTS.

    PCA offers the following HMO products to large and small employer groups, individuals and government-sponsored beneficiaries:

    LARGE GROUP COMMERCIAL. Commercial members join PCA's HMOs through their employer-sponsored health benefit plans. Monthly premium rates are fixed for a one-year period by contracts between PCA and each employer. During a designated annual "open enrollment period", or at the time of their employment, employees may select their desired health care benefit program. Employees may be disenrolled as a result of termination of employment or may disenroll during the open enrollment period.

    INDIVIDUAL (SELF-PAY) AND SMALL GROUP COMMERCIAL. PCA offers a variety of programs for individuals and small groups (25 members or less) with varying degrees of benefits and copayments. PCA offers these programs as part of its commitment to provide comprehensive and accessible health care in its service areas. These members pay fixed monthly premiums for their own and their dependents' health care coverage. PCA's contracts with individual members are renewable on an annual basis, with the members being permitted to disenroll on a monthly basis for any reason. PCA may also cause disenrollment if payment is not received within ten days after the beginning of the month in which payment is due.

    MEDICAID. PCA offers a program for Medicaid beneficiaries in Florida, which it markets under the name PCA Family Health Plan. Under PCA's Medicaid risk contract with the State of Florida's Agency for Health Care Administration ("AHCA"), PCA is paid a fixed monthly premium per member for health care services rendered to Medicaid beneficiaries in Florida. Medicaid beneficiaries who receive their health care from PCA do not pay any premiums, deductibles or copayments for office visits or prescription drugs. PCA assumes the risk that the actual cost of health care services may exceed the monthly premium received from the State of Florida. PCA's Medicaid contract with AHCA which renews annually on June 30, provides for premium rates per member equal to 95% of the average per capita Medicaid expenditures on non-HMO Medicaid beneficiaries within each county, as adjusted for inflation. In June 1995, AHCA revised PCA's Florida Medicaid contract, including a reduction of the Medicaid premium rate for the contract year ending June 30, 1996. These reductions, which were made based on age, sex and geographical factors, resulted in an approximate 10% reduction in PCA's Florida Medicaid premiums from the June 1995 rates for July and August 1995 and an approximate 18% reduction from the June 1995 rates for months thereafter. PCA's Medicaid premium revenues from this contract were approximately $202.5 million, $270.1 million and $297.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. This contract represented 16% of PCA's total health premium revenues in 1996. See "Dependence Upon a Single Customer."

    In late 1996, AHCA initiated a competitive bidding process whereby it would grade responses to a request for proposal ("RFP") from qualified bidders using both cost and quality of care criteria and award contracts to selected bid winners to provide health services to Medicaid recipients in Florida. PCA's response to the RFP was submitted to AHCA in November 1996. In February 1997, AHCA announced its intent to award a 30-month Medicaid managed care contract to bid winners including PCA, which are not expected to begin before the end of the second quarter of 1997. The premium rates will be set at 92% of fee-for-service costs and PCA was awarded capacity to provide services to up to 337,000 Medicaid beneficiaries, which is the largest award in the state.

    PCA offers a program for Medicaid beneficiaries in Texas, which it markets under the name of PCA Star Health Plan. Under PCA's three Medicaid contracts with the Texas Department of Health ("TDOH"), the State of Texas pays PCA a fixed monthly premium per member for health care services rendered to Medicaid beneficiaries. Medicaid beneficiaries do not pay any premiums, deductibles or copayments for office visits or prescription drugs. PCA assumes the risk that the actual cost of health care services may exceed the monthly premium received from the State of Texas. PCA's Medicaid contracts in Austin/San Antonio and Dallas with the TDOH terminate on September 1, 1997, and October 1, 1997, respectively, and provide for premium reimbursement rates per member equal to approximately 85% of the projected per capita Medicaid expenditures on non-HMO Medicaid beneficiaries within the applicable service area divided by the number of total non-HMO Medicaid beneficiaries, as adjusted for inflation. Premiums pursuant to the contracts are also subject to a revenue sharing provision which requires PCA to share certain of its contract revenues with the TDOH based on the level of contract expenditures. PCA expects all its Texas Medicaid contracts to be renewed in 1997. The contracts are subject to termination upon 60 days' notice by the TDOH for cause. These contracts represented 3% of PCA's health premium revenues in 1996.

    In Puerto Rico, the government has initiated a reform program to privatize the delivery of Medicaid services. In September 1995, PCA was awarded a one-year exclusive contract to provide health care services to beneficiaries of the Commonwealth of Puerto Rico's health care reform program in the central health region. PCA started providing health care services for enrolled members in December 1995. This contract expired on March 31, 1997 and has been renewed for two years commencing April 1, 1997. Additionally effective April 1, 1997, PCA was awarded a two-year exclusive contract to provide health services to approximately 145,000 members in Puerto Rico's southeastern region. PCA has contracted with providers to capitate them at 86% of premiums in 1996 which was increased to 87% of premiums for the April 1997 contract. This contract represented 11% of PCA's health premium revenues in 1996. See "Dependence Upon a Single Customer."

    MEDICARE. PCA offers a program for Medicare beneficiaries in Florida, which it markets under the name PCA Qualicare. In addition, PCA provides services to Medicare beneficiaries in the Austin/Central Texas area. Since 1991, PCA has entered into annual contracts with the federal government to provide health care services to Medicare beneficiaries under the Tax Equity and Fiscal Responsibility Act of 1982. The federal government pays PCA a fixed monthly premium per member equal to approximately 95% of the average medical costs by area adjusted for age, sex and service entitlements. Florida Medicare beneficiaries pay no monthly payments, deductibles or copayments for office visits or prescription drugs. Texas Medicare beneficiaries pay a portion of the monthly premium as well as copayments for certain benefits. Premiums payable to PCA under these contracts are subject to periodic unilateral revision by the federal government. The federal government may terminate PCA's Medicare contracts at any time if PCA fails to comply with applicable laws and regulations. Medicare beneficiaries are enrolled on an individual basis and may disenroll for any reason upon 30 days' notice. PCA provides health services to approximately 60,000 Medicare beneficiaries in Florida and Texas. These two Medicare contracts represented 25% of PCA's health premium revenues in 1996. See "Dependence Upon a Single Customer."

    HCFA has announced that the 1997 AAPCC rates which provide the basis for premium payments to HMOs providing services to Medicare beneficiaries are expected to increase by approximately 6% nationally over 1996 rates. The Company expects the blended AAPCC rates for the geographic regions in which it provides health services to Medicare beneficiaries to increase by more than 7% over 1996 rates, primarily because the AAPCC rates in South Florida are higher than the national average.

    RELATED HEALTH INSURANCE PRODUCTS. PCA's PCA/Insurance operations provide POS/Indemnity health insurance services to approximately 12,000 members located in Florida and Texas. In Florida, legislative mandates require that the medical component of workers' compensation utilize managed care concepts. Management expects that such measures will assist PCA to diversify the products it offers in its existing markets.

    PCA offers an indemnity PPO/POS program through its relationship with an insurance company under which the insurance company's indemnity products are sold to some employer groups along with PCA's HMO products. All of the financial risk on such products is assumed by PCA's wholly owned subsidiary, PCA/Insurance, either directly or through a reinsurance agreement with this insurance company. These products represent less than 1% of PCA's health premium revenues.

WORKERS' COMPENSATION SERVICES

    THIRD PARTY ADMINISTRATIVE SERVICES. PCA provides administrative services primarily to workers' compensation and other benefit plan insurance entities. PCA offers claims processing and health care management services, whereby it acts as a third party administrator on behalf of the insurance entity. Additional services include: underwriting, billing, audit, sales and marketing assistance, premium collection, safety management, fraud investigation, actuarial services, medical bill review, policy administration, information management and employee benefits. PCA earns a service fee for these services which ranges from 8% to 15% of earned normal premiums. PCA's administrative service products also introduce the employer sponsor to PCA's provider network and utilization management programs, enabling them to utilize managed care to reduce their workers' compensation expenses. As of December 31, 1996, PCA provided its administrative services to employer groups, throughout the Southeast and Midwest areas of the United States. At December 31, 1996, PCA provided administrative services to approximately 46,000 employer groups.

    WORKERS' COMPENSATION INSURANCE. In 1994 and 1995, PCA acquired four workers' compensation TPA companies and PCA/P&C. These subsidiaries became PCA's workers' compensation division operating in two segments. In 1994 and 1995 these companies earned the majority of their revenues and earnings from investment earnings and TPA service fees for services provided to a number of self insurance funds, assessable mutual insurers, insurance companies and employer groups in the Southeastern United States, including: Florida Business Mutual Insurance Company ("FBM"), Florida Automobile Dealers Self Insurers Fund ("FADA"), and Florida Builders and Employers Mutual Insurance Company ("FBE") (collectively the "Funds"). These Funds had been administered by the acquired TPA companies since 1978. In 1995, certain assets and liabilities of FADA were assumed by PCA. In November 1996, effective September 30, 1996, the assets and liabilities of FBM were also assumed by PCA pursuant to a loss portfolio reinsurance agreement. Also effective September 30, 1996, PCA/P&C entered into an asset guarantee agreement with FBE which effectively transferred the right of ownership to PCA. As a result, the assets and liabilities of FBE are consolidated with PCA since that date.

    As regulatory and legal changes occurred in Florida, competition increased in the Florida workers' compensation market place and PCA evaluated its strategic options to preserve its TPA service fee revenue base from the employer groups of these funds. As a result of this evaluation, in November 1995, PCA, through PCA/P&C, began providing primary workers' compensation insurance coverage to employers in Florida, most of which previously were self insured throughout the Funds. In conjunction with providing this new risk product, PCA/P&C entered into quota share arrangements with five reinsurers whereby 25% of the premiums and the claims costs are retained by PCA/P&C and the remaining 75% is ceded to the reinsurers. PCA/P&C also provided reinsurance stop loss coverage to various funds and employer groups for catastrophic cases and aggregate stop loss coverage.

    Throughout 1996, PCA continued to provide TPA services to the Funds to run off the claims liabilities remaining in the Funds. On November 1, 1996, PCA entered into various arrangements to reinsure or assume, effective September 30, 1996, financial responsibility for the net liabilities of FBM and FBE. These agreements included an asset guaranty and indemnification agreement between PCA/P&C and FBE. PCA assumed the net liabilities of the Funds as part of its evaluation of its entire workers' compensation operations in Florida and based upon its determination that it was necessary to preserve its TPA service revenue and the operating relationships among PCA's workers' compensation and HMO subsidiaries.

    An actuarial evaluation completed in November 1996, indicated that FBM and FBE's liabilities exceeded their assets by approximately $130.0 million on a pre-tax undiscounted basis as of September 30, 1996. Accordingly, PCA recorded a loss on assumption of net workers' compensation liabilities of $100.0 million (net of a $30.0 million income tax benefit) in the third quarter of 1996. All assets and liabilities of FBE and FBM have been consolidated with the results of PCA in the Company's balance sheet since September 30, 1996.

    As a result of a further actuarial evaluation of all of PCA/P&C's claims liabilities through December 31, 1996, PCA P&C recorded an additional $145.9 million pretax charge in the fourth quarter of 1996. Of this charge, approximately $50.9 million related to the claims associated with the Funds' liabilities which were assumed by PCA in September 1996 and $95.0 million related primarily to claims for other workers' compensation related insurance products.

    As a result of the total 1996 loss on assumption of net workers' compensation liabilities of approximately $180.9 million, PCA/P&C has a deficit of approximately $121 million at December 31, 1996 and PCA/P&C has been rendered insolvent under Florida statutory accounting standards. In November 1996, State of Florida Department of Insurance ("DOI") placed PCA/P&C under administrative supervision permitting the DOI to exercise comprehensive regulatory oversight functions with respect to PCA/P&C's operations, claims payments and expenditures. In addition, PCA/P&C agreed to suspend all insurance writings until the DOI otherwise permits and submitted a detailed corrective plan to remedy its capital deficiency.

    Accordingly, in response to its evaluation of the long-term prospects of the Florida workers' compensation insurance risk, and as per its agreement with the DOI, in the fourth quarter of 1996, PCA ceased writing new or renewal workers' compensation insurance risk products and is focusing its efforts on providing TPA services to its current and future customer base. To this end, in November 1996, PCA entered into five-year agreements with ZCIC, a subsidiary of an A.M. Best "A" rated insurance company, whereby PCA provides administrative and management services to ZCIC in exchange for a fee based on a percentage of net earned premiums, as defined. Under these agreements, the renewal of insurance coverage to PCA's existing Florida workers' compensation policyholders and the providing of workers' compensation insurance coverage to new customers will be underwritten by ZCIC. PCA believes that this strategy will eliminate PCA's additional exposure to further workers' compensation underwriting risks while preserving its Florida workers' compensation TPA business.

    In February 1997, as a result of PCA's announcement of an anticipated additional loss in its WC Insurance segment arising from the additional fourth quarter charges noted above, the DOI obtained a Florida circuit court order which required PCA/P&C to submit a corrective action plan by April 2, 1997 and to attend a hearing on May 2, 1997 to show cause why the DOI should not place PCA/P&C under Florida state rehabilitation. Additionally, the court issued an automatic stay of all actions or proceedings against PCA/P&C to remain in effect until further order by the court.

    PCA submitted a corrective action plan to the DOI on April 2, 1997 which included the following components: (i) payment from PCA to PCA/P&C of future tax benefits derived from PCA/P&C's losses, and (ii) an agreement to provide certain future TPA administrative services to PCA/P&C for less than fair market value and other considerations, if deemed appropriate. In exchange for these commitments and possibly others to be negotiated, PCA will seek to obtain a release from any further obligation to PCA/ P&C. If the plan is deemed unacceptable to the DOI, then PCA/P&C will likely be placed under state rehabilitation. In such event, PCA and its subsidiaries; PCA Solutions and PCA/P&C, will likely be involved in some ongoing litigation regarding the PCA/P&C deficit. The outcome of any such possible litigation cannot be determined.

    HEALTH MAINTENANCE ORGANIZATION ACCREDITATION

    With the increasing significance of managed care in the health care industry, several independent organizations have been formed with the purpose of responding to external demands for accountability over the managed care industry. The organizations utilized by PCA are NCQA and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). NCQA performs site reviews of standards established for quality assurance, credentialing, utilization management, medical records, preventive services and member rights and responsibilities. JCAHO reviews rights, responsibilities and ethics, continuum of care, education and communication, leadership, management of information and human resources and network performance. Both organizations evaluate the mechanisms the organization has established to ensure continuous quality improvement.

    In the State of Florida, accreditation is mandatory and is generally required for licensure. At December 31, 1996, PCA's Texas and Florida HMOs were accredited by NCQA.

    STATUS OF PRODUCT OR SEGMENT.

    During 1996, PCA/P&C wrote workers' compensation primary and reinsurance policies and earned net premiums of approximately $75 million. In conjunction with its assumption of assets and liabilities of the Funds effective September 30, 1996, PCA/P&C elected effective in November 1996 to cease writing or renewing any workers' compensation related insurance policies. Additionally, as a result of this action, the Company expects that its 1997 TPA revenues will decrease by as much as 25% over 1996 levels.

    PATENTS, TRADEMARKS AND LICENSES.

    The Company has a service mark registered with the United States Patent and Trademark Office for the words "Physician Corporation of America" and the letters "PCA" incorporated into a distinctive design which expires on January 12, 2008. The Company also has a service mark registered with the United States Patent and Trademark Office for the words "PCA Health Plans," which expires on August 31, 2001, and the words "PCA Qualicare," and distinctive design which expires on February 16, 2003. The Company considers all of these service marks to contribute significantly to its operations.

    The Company's HMOs are licensed and subject to periodic examination by governmental agencies and are subject to state and federal statutes and regulations which extensively regulate the activities of HMOs. The Company's HMOs must also file periodic reports with, and are subject to periodic review by the state and federal licensing authorities that regulate HMOs. To remain licensed, it may be necessary for the Company's HMOs to make changes from time to time in their services, procedures, structures and marketing methods. The loss of a state HMO license would require the Company to cease offering its HMO product in the respective state. Additionally, loss of the Florida HMO license by PCA/Family would cause an automatic termination of the Florida Medicaid contract with the State of Florida.

    SEASONALITY.

    The Company experiences certain seasonal variations in its HMO operations, which have had an impact on its quarterly results. For example, advertising expenses are typically highest in the fourth quarter of each year prior to the Company's January 1 open enrollment. Also, hospital expenses are typically lower than average during the fourth quarter due to deferment of elective medical procedures until after the holiday season.

    WORKING CAPITAL PRACTICES.

    Most states require HMOs or insurance companies licensed to operate in their state to maintain minimum equity, capital, deposit and/or reserve requirements. A portion of the Company's HMOs' and insurance companies' cash is essentially restricted by various state regulatory or other requirements limiting certain of the Company's subsidiaries' cash to use within their current operations as a result of minimum capital requirements. The liabilities for claims have a significant impact on working capital. With respect to hospital costs and other costs paid directly by the Company, the Company establishes liabilities for claims that have been incurred but not yet reported to the Company. The Company estimates such liabilities on a monthly basis using standard actuarial methodologies which are based on the historical average interval between the date services are rendered, the date claims are reported, the date claims are paid and expected changes in membership as adjusted for expected inflation rates. These liabilities are depleted when claims are paid which typically occurs over a one to six month period for HMOs and for up to ten years for insurance companies from the date the liability was recorded. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DEPENDENCE UPON A SINGLE CUSTOMER.

    The Company's HMO subsidiaries operating in Florida provide health services to approximately 143,000 members whose premiums are paid by the State of Florida's Agency for Health Care Administration ("AHCA") through its Medicaid program. For the year ended December 31, 1996, the Company received approximately $202.5 million or 16% of its total health premiums revenues pursuant to its contract to provide health care services to Medicaid members. There can be no assurance that AHCA will renew the Company's Medicaid contract, which expires on June 30, 1997. However, AHCA has announced its intent to award a 30-month contract to the Company at premium rates approximately 3% less than current contract rates. The existing contract is also subject to termination upon 90 days' notice by either party without cause or upon 24 hours notice by the AHCA in case of the Company's breach or if funds become unavailable to finance the contract. In the event of such termination, the Company will be paid a mutually agreed upon amount for partial performance of the contract. If the contract is terminated by the AHCA for cause, the Company is obligated to pay liquidated damages of up to 25% of the total contract price and to reimburse the AHCA for any federal disallowances or sanctions. Future levels of Medicaid payments may be affected by government efforts to contain medical costs, and may further be affected by state and federal budgetary constraints, and such payments cannot be predicted with certainty. The loss or modification of the Company's Medicaid contracts or termination or modification of the Medicaid program, including, without limitation, a reduction in premium rates from the State of Florida, could have a material adverse effect on the Company. During 1995, the Medicaid premium rate for the contract year ending June 30, 1996 was significantly reduced from the rate for the contract year ended June 30, 1995. This reduction had a material adverse effect on the Company. There can be no assurance that future decreases will not occur.

    The Company's HMO subsidiaries in Florida and Texas provide health services to approximately 60,000 Medicare members whose premiums are paid by the Federal government. For the year ended December 31, 1996, the Company received approximately $317.3 million or 25% of its total health premiums revenues from the Federal government pursuant to the terms of its contracts to provide health care services to Medicare members. The Medicare contracts renew annually on January 1 of each year and while the Company expects the contracts to be renewed, there can be no assurance that the Federal government will not terminate its contract or reduce the monthly premium rate per member it pays the Company.

    The Company's HMO subsidiary in Puerto Rico provides health services to approximately 269,000 Medicaid members. For the year ended December 31, 1996, the Company received approximately $136.4 million or 11% of its total health premiums revenues from the Commonwealth of Puerto Rico, pursuant to the terms of its contract to provide health services to these members. This contract expired on March 31, 1997 and has been renewed for two years commencing April 1, 1997. Additionally effective April 1, 1997, the Company was awarded a two-year contract to provide health services to approximately 145,000 additional members in Southeast Puerto Rico. The annual health premiums from these contracts are expected to be approximately $230 million. While the Company expects these contracts to be renewed in the future, there can be no assurance the contracts will be renewed in the future nor premium rate decreases will not occur. Additionally, premium rates on this membership will be approximately 1% less on a per member per month basis than in 1996.

    COMPETITION.

    The health care industry is highly competitive. The Company has numerous types of competitors, including, among others, HMOs, preferred provider organizations and traditional indemnity insurance carriers, many of which have substantially larger enrollments, greater financial resources and offer a broader scope of products than the Company. Additional competitors may enter the Company's markets in the future.

    The Company believes that the principal competitive features affecting its ability to retain and increase HMO membership include the price of benefit plans offered, geographic areas of service, reputation of the provider network, quality of service, responsiveness to member demands, comprehensiveness of benefit coverage, diversity of product offerings and market presence and reputation. The Company believes that it competes effectively with respect to all of these factors. The relative importance of each of these features and the Company's key competitors vary by customer type and by market.

    The Company competes with other managed care plans to enter into contracts with independent physicians, physician groups and other providers. Competitive factors influencing a physician's or other provider's decision to contract with the Company include potential membership volume, reimbursement rates, timeliness of reimbursement and administrative services capabilities.

    The Company competes with other third party administrators and indemnity insurance companies to provide the administration and insurance services to the workers' compensation funds. The Company believes the primary competitive factors affecting its ability in this market are the price of the service plans offered, range of products offered, and the quality of service. The Company believes it competes effectively with respect to these factors and that it is well positioned to be a leading provider of workers' compensation TPA services in the Southeastern United States. However, as a result of the events which have lead to PCA P&C ceasing to write workers' compensation insurance, the Company's ability to retain its TPA customer base in Florida is uncertain.

    COMPLIANCE WITH ENVIRONMENTAL REGULATION.

    The Company believes that its clinical, surgical and laboratory operations are in compliance with environmental protection and other governmental regulations. The Company does not anticipate that its compliance with federal, state and local provisions regulating the packaging, storage, treatment and transportation of biohazardous materials will have a material adverse effect on the Company's earnings or competitive position. The Company sold its clinical operations in June 1996.

    EMPLOYEES.

    As of December 31, 1996, the Company had approximately 2,980 employees, of which approximately 1,800 were employed by the Company's HMO subsidiaries, 1,010 were employed by the Company's workers' compensation companies and approximately 170 were corporate administrative and management personnel. Currently, none of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company leases in the aggregate approximately 141,000 square feet of office space for its Texas HMO operation, 228,000 square feet for its Florida HMO operations, 53,000 square feet for its Puerto Rico HMO operation, 141,000 square feet for its workers compensation businesses primarily in Florida, North Carolina and Oklahoma and 85,000 square feet for its corporate executive offices in Florida. The Company owns a 75,000 square foot office building used for its Florida HMO offices and two 70,000 square foot buildings in Florida used by its workers compensation business. The Company believes that its facilities are adequate for its current operations. See note 8 to the Company's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in pending and threatened legal actions and proceedings arising in the ordinary course of its business, a significant portion of which involve claims of medical malpractice, claims for coverage or payment of medical services rendered to HMO members and for claims by providers for payment for medical services rendered to HMO members. In the opinion of management, the outcome of such legal actions and proceedings will not have a material adverse effect on the Company.

    On March 18, 1997, the Company filed a lawsuit against Sierra in the Federal District Court in Miami, Florida for material breach of several provisions of the Merger Agreement and among other things is seeking monetary damages for its costs and damages incurred as a result of Sierra's actions. In April 1997, Sierra filed a lawsuit against the Company in the State Courts of Delaware seeking monetary damages. The outcome of this litigation is not known.

    As a result of the deterioration of PCA/P&C's financial position, in November 1996, the Florida DOI placed PCA/P&C under regulatory supervision. In February 1997, after the Company announced it expected further losses in its PCA/P&C subsidiary, the Florida DOI obtained a Florida circuit court order requiring PCA/P&C to submit a detailed corrective action plan setting forth a program to remedy the capital deficiency in PCA/P&C. Additionally, this plan will be the basis for the evaluation of whether the DOI should place PCA/P&C under statutory rehabilitation at a hearing to take place on May 2, 1997. The Company cannot predict the outcome of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS
  A) MARKET INFORMATION.

    The Company's Common Stock has been quoted on The NASDAQ Stock Market under the symbol PCAM since March 30, 1993. The following table sets forth the high and low sales prices per share of common stock for the indicated periods, as reported on The NASDAQ Stock Market.

                                                                                  BID PRICE
                                                                             --------------------
                                                                               HIGH        LOT
                                                                             ---------  ---------
Quarter Ended:
  March 31, 1995...........................................................  $   28.00  $   19.75
  June 30, 1995............................................................      24.00      13.50
  September 30, 1995.......................................................      18.63      13.50
  December 31, 1995........................................................      18.50      13.50

Quarter Ended:
  March 31, 1996...........................................................  $   20.00  $   14.25
  June 30, 1996............................................................      16.75      12.75
  September 30, 1996.......................................................      13.75       9.50
  December 31, 1996........................................................      12.75       9.50

B) HOLDERS.

    As of January 1, 1997, there were 38,829,456 shares outstanding and approximately 400 shareholders of record as determined by an examination of the Company's transfer book. However, because a number of shares of stock are held in "street name", the actual number of stockholders cannot be determined more precisely.

C) DIVIDENDS.

    The Company has not paid any cash dividends or made other cash distributions on its Common Stock since its formation. The Company intends to retain all of its earnings for the foreseeable future. The Company's ability to pay dividends may be restricted by state insurance regulations applicable to its subsidiaries and is currently prohibited by the terms of a Credit Agreement with Citibank, N.A. (the "Credit Agreement" or "Credit Facility"). Subject to the terms of such insurance regulations and the Credit Agreement, any future decision as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                        1996          1995         1994        1993        1992
                                                    ------------  ------------  ----------  ----------  ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA AND OPERATING STATISTICS)
STATEMENT OF OPERATIONS DATA: (1)
Revenues:
  Health premiums.................................  $  1,292,914  $  1,038,637  $  760,669  $  542,030  $  354,342
  Workers' compensation related revenues..........       122,611       143,395      46,466          --          --
  Investment income...............................        25,961        18,602      10,631       3,880       1,956
  Other revenues..................................        12,822        15,915       6,963       3,937       3,253
                                                    ------------  ------------  ----------  ----------  ----------
    Total revenues................................     1,454,308     1,216,549     824,729     549,847     359,551
Operating expenses:
  Medical costs...................................     1,130,528       878,918     562,364     394,723     279,128
  Health administrative, marketing and other
    expenses......................................       188,710       179,362     124,979      81,887      56,432
  Workers' compensation related administrative,
    marketing and other expenses..................       191,505       111,906      33,751          --          --
  Loss on assumption of net workers' compensation
    liabilities...................................       180,934            --          --          --          --
  Loss on write-down of long lived assets.........        38,979        25,863          --          --          --
  Depreciation and amortization...................        22,497        23,264      12,621       5,553       3,901
  Other operating expenses........................        10,519        14,242       2,129          --          --
                                                    ------------  ------------  ----------  ----------  ----------
    Total operating expenses......................     1,763,672     1,233,555     735,844     482,163     339,461
                                                    ------------  ------------  ----------  ----------  ----------

    Operating (loss) income.......................      (309,364)      (17,006)     88,885      67,684      20,090
Gain on sale of subsidiaries......................        12,352            --          --          --       5,917
Interest expense..................................       (13,738)       (9,113)     (2,107)     (1,448)     (2,058)
Other income (expense)............................        (2,216)          263         (31)       (542)        (36)
                                                    ------------  ------------  ----------  ----------  ----------
    Earnings (loss) before income taxes...........      (312,966)      (25,856)     86,747      65,694      23,913
Income tax expense (benefit)......................       (35,281)       (1,260)     34,200      25,600       9,476
                                                    ------------  ------------  ----------  ----------  ----------
    Net earnings (loss)...........................  $   (277,685) $    (24,596) $   52,547  $   40,094  $   14,437
                                                    ------------  ------------  ----------  ----------  ----------
                                                    ------------  ------------  ----------  ----------  ----------
Net earnings (loss) per common share and common
 equivalent share on primary and fully diluted
 basis............................................  $      (7.16) $      (0.62) $     1.30  $     1.12  $     0.49

                                                                       YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                        1996          1995         1994        1993        1992
                                                    ------------  ------------  ----------  ----------  ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA AND OPERATING STATISTICS)

OPERATING STATISTICS: (1)
Medical loss ratio (2)............................         87.4%         84.6%       73.9%       72.8%       78.8%
Health administrative, marketing, and other
 expenses ratio (3)...............................         14.6%         17.3%       16.4%       16.6%       16.1%
Operating items as a percentage of total revenues:
  Total administrative, marketing, and other
    operating expenses............................         26.9%         25.1%       19.5%       16.3%       15.2%
  Operating income (loss).........................       (21.3)%        (1.3)%       10.8%       12.3%        5.6%
  Net earnings (loss).............................       (19.1)%        (2.0)%        6.4%        7.3%        4.0%
Period end membership:
  Commercial......................................       406,958       424,027     316,951     217,249     166,728
  Medicaid........................................       464,280       377,055     215,941     241,972     149,809
  Medicare........................................        59,540        53,240      23,274      13,259       5,302
  Indemnity and PPO...............................        81,379        30,517       4,337          --          --
                                                    ------------  ------------  ----------  ----------  ----------
    Total.........................................     1,012,157       884,839     560,503     472,480     321,839
                                                    ------------  ------------  ----------  ----------  ----------
                                                    ------------  ------------  ----------  ----------  ----------
Approximate number of employer groups utilizing
 workers' compensation TPA services...............        46,000        69,000      55,000          --          --
                                                    ------------  ------------  ----------  ----------  ----------
                                                    ------------  ------------  ----------  ----------  ----------

                                                                             DECEMBER 31,
                                                    --------------------------------------------------------------
                                                        1996          1995         1994        1993        1992
                                                    ------------  ------------  ----------  ----------  ----------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit).........................  $   (115,343) $     77,167  $   59,297  $   73,125  $  (10,848)
Total assets......................................     1,354,987       849,662     644,978     356,949     150,629
Long-term debt, including current portion.........       133,053       184,039      90,080       7,928      18,503
Stockholders' equity (deficit) (4)................  $    (64,832) $    210,169  $  243,548  $  185,942  $   30,993

------------------------

(1) Certain 1995, 1994, 1993 and 1992 amounts have been reclassified to conform with the 1996 presentation. These reclassifications have no impact on net earnings (loss) or stockholders' equity as previously reported.

(2) Medical costs as a percentage of health premium revenues.

(3) Health administrative, marketing, and other expenses before elimination of intercompany charges, as a percentage of health premium revenues.

(4) Includes $10,000 in put warrants in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The discussion and analysis presented below provides management's assessment of the Company's results of operations and financial condition as of and for the years ended December 31, 1996 and 1995. This information should be read in conjunction with the Company's consolidated financial statements and notes thereto.

    FROM TIME TO TIME, THE COMPANY MAY MAKE CERTAIN STATEMENTS THAT CONTAIN "FORWARD-LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995). WORDS SUCH AS "ANTICIPATE", "ESTIMATE", "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE BY MANAGEMENT ORALLY OR IN WRITING, INCLUDING, BUT NOT LIMITED TO, IN PRESS RELEASES, AS PART OF THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION AND AS PART OF OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K AND THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934.

    SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING WITHOUT LIMITATION THOSE IDENTIFIED BELOW. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY OF THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS OF CURRENT AND FUTURE OPERATIONS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THEIR RESPECTIVE DATES.

    AMONG THE FACTORS THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF OPERATIONS ARE THE ABILITY OF PCA/P&C TO SUBMIT A DETAILED CORRECTIVE PLAN TO REMEDY ITS CAPITAL DEFICIENCY THAT IS ACCEPTABLE TO THE DOI AND PCA/P&C'S RELATED ABILITY TO SHOW CAUSE ON MAY 2, 1997, WHY THE DOI SHOULD NOT PLACE PCA/P&C UNDER STATE OF FLORIDA STATUTORY REHABILITATION, THE ABILITY OF THE COMPANY TO REFINANCE THE CREDIT FACILITY BY ITS MATURITY DATE OF OCTOBER 1, 1997, THE ABILITY OF SIERRA TO CALL PCA'S DEMAND PROMISSORY NOTE PAYABLE TO SIERRA, SIERRA'S SUCCESS IN ANY ACTION BROUGHT TO ENFORCE ITS DEMANDS FOR EXPENSES IN CONNECTION WITH THE TERMINATED MERGER AGREEMENT, MEDICARE AND MEDICAID PREMIUM RATES SET BY STATE AND FEDERAL GOVERNMENT AGENCIES CHANGING UNEXPECTEDLY, ACTIONS BY TEXAS, FLORIDA OR PUERTO RICO REGULATORS AND OTHER FACTORS DISCUSSED HEREIN.

    HMO OPERATIONAL STRATEGY. The Company is one of the largest HMOs in each of its three HMO markets of Texas, Florida and Puerto Rico. The Company intends to continue its growth in each of these markets through product diversification including generating health premiums from its Commercial, Medicare and Medicaid products. Utilizing its purchasing power, the Company works to establish high quality, cost effective relationships with its health care delivery providers. The Company is increasing its use of full risk capitation arrangements and renegotiating lower cost contracts with providers in order to reduce its medical costs as a percentage of health premiums. Concurrently, the Company continues to expand its emphasis on quality health service delivery to its members. The Company has made significant progress in improving its HMO operating results. On a pretax, premanagement fee basis, the Company's HMO combined operating results of Texas, Florida and Puerto Rico have improved from a loss of $20.0 million in fourth quarter 1995 to a loss of $5.7 million in first quarter 1996, to a loss of $0.7 million in second quarter 1996, to a profit of $3.0 million in third quarter 1996 and to a profit of $5.5 million in the fourth quarter of 1996.

    WORKERS' COMPENSATION/TPA STRATEGY. The Company is one of the largest TPAs of workers' compensation products in the Southeastern United States. It receives approximately 12% of gross workers' compensation premiums for these services and works to provide these TPA services in a cost effective manner while assisting its customers in controlling/reducing its workers' compensation claims. In the fourth quarter of 1996, the Company ceased writing workers' compensation related insurance and began to focus solely on providing TPA services to its workers' compensation related customers. As a result of writing insurance coverage prior to November 1, 1996 and the assumption of net Fund liabilities in 1995 and 1996, the Company's consolidated balance sheet at December 31, 1996 includes approximately $121.1 million of net liabilities relating to the WC Insurance Segment. This net amount includes approximately $862.9 million in assets (primarily investments and reinsurance receivables) and $984.0 million in liabilities (primarily workers' compensation related claims). See "Business--Narrative Description of Business--Workers' Compensation Services". The Company intends to maximize its interest earnings on these assets while minimizing the amounts paid to settle its workers' compensation claims.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    The Company incurred a net loss of $277.7 million for the year ended December 31, 1996, as compared with a $24.6 million net loss for the year ended December 31, 1995. The primary contributors to the loss in 1996 were (i) the $229.0 million after tax loss incurred by the Company's WC insurance operations which included the $180.9 million pretax charge related to the assumption of net workers' compensation liabilities as described in note 22 to the Company's audited consolidated financial statements as of and for the year ended December 31, 1996, and (ii) the non-cash $39.0 million loss on impairment of intangible assets associated with the Company's WC TPA segment.

    The pretax, premanagement fee loss from HMO operations decreased to $3.5 million in 1996 from $38.0 million in 1995. The primary reasons for the reduction in loss relates to (i) the sale of the Company's HMO operations in Alabama and Georgia, (ii) the improved profitability of the Company's Puerto Rico HMO operations which mitigated lower profits from the Texas HMO operations and increased losses from the Florida HMO operations.

    Total revenues increased by $237.8 million or 19% to $1.454 billion for the year ended December 31, 1996 from $1.217 billion for the year ended December 31, 1995. The increase is attributable to a $254.3 million increase in health premiums, a $20.8 million decrease in workers' compensation related revenues, a $3.1 million decrease in other revenues and an $7.4 million increase in investment income.

    Health premiums increased by $254.3 million or 25% to $1.293 billion for the year ended December 31, 1996, compared to $1.039 billion in 1995. The weighted average health plan membership increased by 38% for the year ended December 31, 1996 as compared to 1995 which accounted for $396.9 million of the increase while a 10.0% reduction in the weighted average health premium rate resulted in a $142.6 million reduction to premium revenue in 1996, as compared to 1995. A comparison of premiums by member type for the years ended December 31 are as follows:

                                                                                   % INCREASE (DECREASE) FOR
                                                                                    YEARS ENDED DECEMBER 31,
                                                                                         1996 VS. 1995
                                                                           ------------------------------------------
                                                                              TOTAL
                                                       HEALTH PREMIUMS       AVERAGE       WEIGHTED      AVERAGE PER
                                                     --------------------     HEALTH        AVERAGE        MEMBER
                                                       1996       1995       PREMIUMS     MEMBERSHIP    PREMIUM YIELD
                                                     ---------  ---------  ------------  -------------  -------------
                                                        (IN MILLIONS)
Commercial.........................................  $   552.4  $   502.4       10.0%          8.5%           1.3%
Medicaid...........................................      382.4      313.1       22.1          86.7          (34.6)
Medicare...........................................      317.4      197.5       60.7          45.9           10.1
Indemnity..........................................       40.7       25.6       59.0          63.4           (2.9)
                                                     ---------  ---------    -----        ------         ------
    Total..........................................  $ 1,292.9  $ 1,038.6       24.5%         38.2%         (10.0)%
                                                     ---------  ---------    -----        ------         ------
                                                     ---------  ---------    -----        ------         ------

    The Medicaid membership growth was primarily from the Puerto Rico Reform members which have a low monthly premium rate, accounting for the reduction in the Medicaid and the overall premium yield. In January 1997, the Company's Florida Medicaid membership declined from 143,000 members at December 31, 1996 to approximately 131,000 in January 1997, a 12,000 reduction arising from the State of Florida's semi-annual enrollment reconciliation and review. In February 1997, the Florida Medicaid membership increased to approximately 135,000 increasing primarily due to the initiation of the AHCA mandatory assignment program. Also in February 1997, AHCA announced its intent to award a 30-month contract to the Company with premium rates to be approximately 3% less than current rates and established PCA's authorized membership capacity to be 337,000 members. Medicare premium revenues increased consistent with the weighted average membership growth and the 10.1% increase in national AAPCC rate in 1996 from 1995. HCFA has announced that the 1997 AAPCC rates which provide the basis for premium payments to HMOs providing services to Medicare beneficiaries are expected to increase by approximately 6% nationally over 1996 rates. The Company expects the blended AAPCC rates for the geographic regions in which it provides health services to Medicare beneficiaries to increase by more than 7% over 1996 rates, primarily because the AAPCC rates in South Florida are higher than the national average.

    Workers' compensation related revenues decreased by $20.8 million or 15% to $122.6 million for the year ended December 31, 1996 as compared to $143.4 million for 1995. These revenues were generated primarily by the Company's TPA services provided to self insured funds and other insurance entities and until November 1996, the writing of workers' compensation related insurance. In 1996, the Company began offering primary workers' compensation risk policies to certain employer groups who were previously members of these self insured funds. Thus, the TPA fees earned from these employers in 1995 have been replaced in 1996 by primary workers' compensation premiums. As a result, the Company experienced a $33.5 million decrease in TPA fees. This TPA fee decrease was from an approximate 25% decline in the Company's book of workers' compensation business being managed or under a risk policy. Additionally, the Company entered into reinsurance agreements with other reinsurers which ceded 75% of the workers' compensation related insurance to these A.M. Best A-rated companies. The Company ceased writing workers' compensation insurance in late 1996 and most of the underwritten risk business has been transferred to ZCIC with whom PCA has a five-year TPA arrangement. It is anticipated that the Company's 1997 TPA book of business will decline by a further 25% from 1996 levels due to market competition and the implementation of ZCIC underwriting guidelines.

    Other operating revenues decreased by $3.1 million or 19% to $12.8 million for the year ended December 31, 1996 as compared to $15.9 million for 1995. Other operating revenues consist primarily of professional and management fees charged by the Company's medical clinics and HMOs which were owned for all of 1995 but sold in 1996.

    Interest income increased by $7.4 million or 40% to $26.0 million in 1996, as compared to $18.6 million for 1995. This increase is primarily attributable to interest earnings on investment balances which were transferred to PCA from the workers' compensation funds and investments arising from cash flows from operations.

    Total operating expenses increased by $530.1 million or 43% to $1.764 billion for the year ended December 31, 1996 from $1.234 billion in 1995. This increase is attributable to a $251.6 million volume related increase in medical costs, the $9.3 million increase in health administrative, marketing and other expenses, a $260.5 million increase in workers' compensation related expenses (including the 1996 $180.9 loss from the assumption of net workers' compensation liabilities), a $3.7 million decrease in other operating expenses, a $0.7 million decrease in depreciation and amortization, and a $13.1 million increase in the write down of long lived assets incurred for the year ended December 31, 1996, as compared to 1995.

    Medical costs increased by $251.6 million or 28% to $1.130 billion for the year ended December 31, 1996 from $878.9 million in 1995. Of this increase, $335.9 million was due to the 38% increase in weighted average number of health plan members offset by a $84.3 million decrease due to the 6.9% decrease in weighted average medical cost per member. The total medical loss ratio (MLR) for the year ended

December 31, 1996 was 87.4% as compared to 84.6% for 1995. The following table sets forth the MLR by product type for the years ended December 31,:

                                                                    1996         1995
                                                                 -----------  -----------
Commercial.....................................................       90.4%        88.0%
Medicaid.......................................................       81.0         70.7
Medicare.......................................................       88.5         97.6
Indemnity......................................................      100.3         89.4
                                                                   -----        -----
Overall........................................................       87.4%        84.6%
                                                                   -----        -----
                                                                   -----        -----

    The increase in overall MLR is attributable to the following factors: (i) the increase in the Company's commercial and indemnity MLR's which was a result of flat premium yields while medical costs increased due to increased utilization, (ii) the increase in the Company's Medicaid MLR was a result of a decline in Florida's premium yield in the last half of 1995 and the addition of the Puerto Rico Medicaid members in late 1995 which has a fixed MLR of 86% through capitated network arrangements (this arrangement was increased to 87% in 1997), offset by (iii) a significant improvement in the Medicare MLR which resulted from the increased premium yields while costs remained flat.

    Health administrative, marketing and other costs increased by $9.3 million to $188.7 million for the year ended December 31, 1996 from $179.4 million in 1995. This increase in health related administrative expenses has resulted from the costs associated with servicing the 38% weighted average increase in membership in 1996 vs. 1995. The Company's health administrative ratio decreased to 14.6% for the year ended December 31, 1996 from 17.3% for the year ended December 31, 1995 and was the result of the Company taking aggressive action to control its overhead costs while increasing premium revenues. This action included a reduction in the number of employees, substantial office space consolidation and disposition of its inefficient HMO operations in Georgia and Alabama.

    Workers' compensation related administrative, marketing and other expenses increased by $79.6 million or 71% to $191.5 million for the year ended December 31, 1996, compared to $111.9 million for 1995. This significant increase is the result of a deterioration in the workers' compensation related insurance loss ratio which has been driven by a $77.7 million increase in workers' compensation related claims expense and a $2.6 million increase in administrative costs for the year ended December 31, 1996, as compared to 1995. The 1996 claims expense has been derived from actuarial studies completed by the Company's independent actuaries during 1996 and 1997. During the fourth quarter of 1996, the Company ceased writing new or renewal workers' compensation related insurance.

    Other operating expenses decreased by $3.7 million or 26% to $10.5 million in 1996 from $14.2 million in 1995. This decrease is consistent with the change in other operating revenue as noted above.

    Depreciation and amortization decreased by $0.7 million or 3% to $22.5 million for the year ended December 31, 1996 as compared to $23.2 million for the same period in 1995. This decrease is attributable to the Company recording reduced depreciation and amortization expense as a result of the sale of its subsidiaries in 1996 (PCA/Georgia, PCA/Alabama, and PFI), offset by: (i) a full year of amortization of goodwill and depreciation expense associated with acquisitions made during 1995 (Universal, Hallmark and CAI), and (ii) depreciation expense associated with the approximate $14.8 million of capital expenditures made during 1996.

    As a result of the actions taken by the Company to refocus its revenue strategy for its workers' compensation companies and to cease writing workers' compensation related insurance, the Company has completed a review of future anticipated revenue and cash flows from its workers' compensation businesses. Accordingly, the Company concluded that approximately $38.9 million of goodwill and intangibles which were previously recorded on PCA Solutions' balance sheet have been impaired. As a result during the fourth quarter of 1996, the Company recorded a $38.9 million loss on the impairment of long lived assets relating to its workers' compensation TPA business.

    In 1995, the Company recorded a $25.9 million charge reflecting the write down of certain of its long lived assets. The $25.9 million non-cash charge represents a write down of the value of the goodwill relating to the Company's Alabama operations and was estimated as the Company's investment in PCA/ Alabama in excess of the estimated selling price, less costs to sell. The Company completed the sale of both PCA/Alabama and PCA/Georgia in 1996 which resulted in a $4.5 million gain recognized in 1996. During 1996, the Company also sold its clinic operations in Florida which resulted in an additional $7.9 million gain on the sale of subsidiaries.

    Interest expense increased by $4.6 million to $13.7 million for the year ended December 31, 1996 from $9.1 million for 1995. This increase is primarily due to the increase in interest expense incurred on the Company's bank Credit Facility. Although the Company's debt balance decreased to $133.1 million at December 31, 1996, from $184.0 million at December 31, 1995, the average debt outstanding during 1996 was approximately $161.0 million, as compared to approximately $117.0 million in 1995. Additionally, during 1996 the Company expensed approximately $0.3 million for fees incurred to modify its bank Credit Facility and has recorded these amounts as interest expense.

    The Company's 1996 effective tax rate was 11.2% and resulted in a $35.3 million income tax benefit for the year ended December 31, 1996. This compared to a 4.8% effective tax rate and income tax benefit of $1.3 million for the year ended December 31, 1995. The Company's 1996 effective tax rate of 11.2% differs from the statutory rate of 35% primarily due to the Company's inability to carryback $97.0 million of net operating loss. The Company also recorded an increase to the prior year's valuation allowance of approximately $70.8 million, which results from net operating loss carryforwards, capital loss carryforwards and losses generated from claims which may not be fully deductible for tax purposes. Additionally, the Company cannot deduct, for tax purposes, the amortization of acquisition related intangible assets. This non-deductible permanent difference is offset by the Company's tax exempt investment earnings.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    The Company's results for the year ended December 31, 1995 were impacted significantly by the following factors:

    (1) The State of Florida's Agency for Healthcare Administration (AHCA) reduced the Company's Florida Medicaid premium rates by 18% in two phases resulting in a $27.0 million reduction of Florida Medicaid premiums for the year ended December 31, 1995 as compared to 1994. Additionally, AHCA made modifications to the Company's Medicaid contract to restrict certain marketing practices which was the cause of the 9% reduction in the Company's Florida Medicaid membership from December 31, 1994 to 1995. The Company's Florida Medicaid medical margin decreased by $41.4 million in 1995, as compared to 1994.

    (2) The Company incurred significant administrative costs associated with the rapid expansion of its Medicare business by increasing its membership by 130% from 23,000 in 1994 to 53,000 at December 31, 1995. The Company's Medicare medical margin was almost break even during 1995.

    (3) The Company's Puerto Rico Health Plan was awarded a one-year contract to provide health services to approximately 200,000 health reform members in Puerto Rico's central region commencing December 15, 1995 and incurred approximately $3.0 million of administrative start up costs in the fourth quarter of 1995.

    (4) The Company's HMO operations in Georgia and Alabama incurred a pre-tax operating loss of $39.3 million for the year ended December 31, 1995, as compared to a $4.8 million loss in 1994. Included in the 1995 loss is a $25.9 million expense to write down the carrying value of goodwill associated with PCA Alabama.

    The Company incurred a net loss of $24.6 million for the year ended December 31, 1995, a reduction of $77.1 million from the $52.5 million net earnings for the year ended December 31, 1994. This reduction was caused by a $7.1 million increase in the earnings provided by the Company's workers' compensation companies, offset by a $81.9 million reduction in the Company's earnings from its Health Plans and a $2.3 million reduction in earnings from its other businesses.

    Total revenues increased by $391.8 million or 48% to $1.216 billion for the year ended December 31, 1995 from $824.7 million for the year ended December 31, 1994. The increase is attributable to a $278.0 million increase in health premiums, a $105.8 million increase in administrative service fees and other revenues and an $8.0 million increase in investment income.

    Health premiums increased by $278.0 million or 36.5% to $1.038 billion for the year ended December 31, 1995, compared to $760.7 million in 1994. The weighted average health plan membership increased by 41% for the year ended December 31, 1995 as compared to 1994 which accounted for $311.4 million of the increase while a 4.0% reduction in the weighted average health premium rate resulted in a $33.4 million reduction to premium revenue in 1995, as compared to 1994. A comparison of premiums earned by member type for the years ended December 31 is as follows:

                                                                   1995       1994
                                                                 ---------  ---------
                                                                    (IN MILLIONS)
Commercial.....................................................  $   502.4  $   333.2
Medicare.......................................................      197.5       82.2
Medicaid.......................................................      313.1      337.1
Indemnity......................................................       25.6        8.2
                                                                 ---------  ---------
  Total........................................................  $ 1,038.6  $   760.7
                                                                 ---------  ---------
                                                                 ---------  ---------

    Workers' compensation related and other revenues increased by $105.9 million or 198% to $159.3 million for the year ended December 31, 1995 as compared to $53.4 million for 1994. This increase is attributable to a $48.7 million increase in administrative fees, a $54.5 million increase in workers' compensation related direct insurance and reinsurance premiums, and a $2.7 million increase in other revenues (primarily life and property and casualty premiums). The increase in worker's compensation related insurance resulted from the Company owning PCA P&C for a full 12 months in 1995 vs. 5 months in 1994. Additionally in 1995, the Company began writing worker's compensation related direct insurance in Florida which approximated $10 million.

    Total operating expenses increased by $497.7 million or 68% to $1.233 billion for the year ended December 31, 1995 from $735.8 million in 1994. This increase is attributable to a $316.5 million increase in medical costs, a $144.7 million increase in administrative, marketing and other expenses, a $10.6 million increase in depreciation and amortization and the $25.9 million loss on the write down of long lived assets incurred for the year ended December 31, 1995, as compared to 1994.

    Medical costs increased by $316.5 million or 56% to $878.9 million for the year ended December 31, 1995 from $562.4 million in 1994. Of this increase, $230.1 million was due to the 41% increase in weighted average number of health plan members and $86.4 million was due to the 11% increase in weighted average medical cost per member.

    The total medical loss ratio for the year ended December 31, 1995 was 84.6%, as compared to 73.9% for 1994. The following table sets forth the medical loss ratios by product type for the years ended December 31,:

                                                                    1995       1994
                                                                  ---------  ---------
Commercial......................................................       88.0%      80.8%
Medicare........................................................       97.6       94.0
Medicaid........................................................       70.7       61.0
Indemnity.......................................................       89.4      123.4
                                                                  ---------  ---------
Overall.........................................................       84.6%      73.9%
                                                                  ---------  ---------
                                                                  ---------  ---------

    The increase in overall medical loss ratio is attributable to three major factors: (i) the Company's membership mix changed during 1995 as it significantly increased its Medicare membership which incurred a 1995 medical loss ratio of 97.6%, (ii) the Company's Medicaid loss ratio increased to 70.7% for the year ended December 31, 1995 as a result of the 18% reduction in Medicaid premium rates imposed by the State of Florida in the last two quarters of 1995, and (iii) the Company's commercial medical loss ratio increased to 88% for the year ended December 31, 1995, as compared to 80.8% in 1994 as a result of the Company's strategic decision to grow its commercial membership in anticipation of Florida Medicaid mandation and holding 1995 premium increases to a minimum.

    Administrative, marketing and other costs increased by $144.7 million or 90% to $305.5 million for the year ended December 31, 1995 from $160.8 million in 1994. Of this increase, $54.7 million was attributable to an increase in health administrative, marketing and other costs and $90.0 million was due to an increase in administrative, marketing and other costs associated with the Company's delivery of administrative services and the provision of workers' compensation related insurance and other expenses.

    The Company's health administrative ratio increased to 17.3% for the year ended December 31, 1995 from 16.4% for the year ended December 31, 1994 and was the result of incurring costs associated with: (i) expanding its Medicare and small group/individual commercial membership in 1995 which require proportionally more per member administrative services, (ii) expanding it's Puerto Rico health plan and incurring approximately $3.0 million of start up costs associated with the Reform Contract awarded in the territory, and (iii) incurring administrative costs associated with the ongoing reorganization of the Company's Florida HMO operations.

    Additionally, the $90.3 million increase in non-health administrative, marketing and other costs is attributable to the fact that the Company's subsidiaries PCA Solutions and PCA/P&C were owned by the Company for a full year in 1995, as compared to approximately five months in 1994.

    Depreciation and amortization increased by $10.7 million or 84% to $23.3 million for the year ended December 31, 1995 as compared to $12.6 million for the same period in 1994. This increase in attributable to: (i) the Company recording a full year of amortization of goodwill depreciation expense associated with acquisitions made during 1994, (ii) the incremental amortization of goodwill and depreciation expense associated with the acquisitions of Universal, Hallmark and CAI during 1995, and (iii) depreciation expense associated with the $18.4 million of capital expenditures made during 1995.

    In 1995, the Company recorded a $25.9 million charge reflecting the write down of certain of its long lived assets. As described in note 20 to the Company's consolidated financial statements, the Company announced its intention to sell its health plan operations in Georgia and Alabama. The 1995 $25.9 million non-cash charge represents a write down of the value of the goodwill relating to the Company's Alabama operations and is estimated as the Company's investment in PCA/Alabama in excess of the estimated selling price, less costs to sell. While the Company adopted the provisions of SFAS 121 effective January 1, 1995, there was no effect of adopting the standard as the impairment occurred after January 1, 1995. The Company sold both PCA/Alabama and PCA/Georgia in 1996.

    Interest expense increased by $7.0 million to $9.1 million for the year ended December 31, 1995 from $2.1 million for 1994. This increase is primarily due to the increase in interest expense incurred on the Company's bank Credit Facility as indicated by the Company's increase in debt to $184.0 million at December 31, 1995, from $90.1 million at December 31, 1994.

    The Company's 1995 effective tax rate was 4.8% and resulted in a $1.3 million income tax benefit for the year ended December 31, 1995. This compared to a 39.4% effective tax rate and income tax expense of $34.2 million for the year ended December 31, 1994.

    The Company's 1995 effective tax rate of 4.8% differs from the statutory rate of 35% primarily due to the Company recording a valuation allowance of $8.4 million relating to the capital loss carryforward attributable to the $25.9 million write down of the long lived assets, the non-deductibility for tax purposes of the amortization of intangible assets, off set by the tax exempt investment earnings.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company had a working capital deficit of $115.3 million. This compares to working capital of $77.2 million at December 31, 1995. Cash and cash equivalents were $134.0 million at December 31, 1996, a decrease of $30.7 million from $164.7 million at December 31, 1995. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by various regulatory authorities which approximated $24.3 million at December 31, 1996. The primary cause of the working capital deficit is the $118.5 million of debt currently due to the Credit Facility lenders and to Sierra which is classified as a current liability at December 31, 1996.

    Net cash provided by operating activities decreased to $22.1 million for the year ended December 31, 1996, from $66.8 million for the same period in 1995. This was primarily due to an increase in claims payable net of those acquired, offset by greater losses.

    During the year ended December 31, 1996, net cash used in investment activities decreased to $2.0 million, from $92.9 million for the same period in 1995. The net cash used during this period in 1996 included $20.1 million net, to purchase investment securities, net additions of $10.8 million in property and equipment purchases and $11.0 million in statutory cash deposits offset by proceeds of $8.6 million from the sale of subsidiaries and $31.4 million from cash assumed as part of the assumption of net workers' compensation liabilities. The Company has utilized capital leases to finance certain equipment additions in the past and expects to continue to do so in the future.

    Net cash used in financing activities for the year ended December 31, 1996 was $50.8 million compared to $67.6 million provided by financing activities for the year ended December 31, 1995. The cash used in 1996 was the result of $1.5 million provided by the net proceeds received from the issuance of common stock, less $52.3 million used to repay long-term debt and covenant obligations.

    In September 1994, the Company entered into a Credit Agreement with Citibank, N.A., as agent and five other banks as participating lenders. The debt is secured by the Company's pledge of the stock of certain of its subsidiaries. Borrowings under the agreement incurred interest charges at LIBOR plus 1.75% during 1996 (approximately 7.2%) which was increased to prime rate (approximately 8.25%) at January 6, 1997, to prime plus 1% at February 17, 1997 and to prime plus 3% at March 1, 1997. The Credit Agreement contains customary covenants, including, among others, a prohibition of payment of cash dividends on the Common Stock, restrictions on incurring additional debt, and a requirement that the Company maintain minimum surplus requirements in its subsidiaries as required under the state and federal HMO regulations.

    Due to certain violations of the Credit Facility covenants, the Company executed four amendments to the Credit Facility during 1996. An additional amendment to the Credit Facility was executed in January 1997 in connection with an installment payment of $16,750,000 which was due on December 31, 1996, but was not paid until January 1997 from the proceeds of a loan from Sierra. In connection with a waiver of certain terms of the Credit Agreement in January 1997, which waived potential financial covenant defaults as of December 31, 1996, the Company borrowed $16,750,000 from Sierra and made a principal reduction of $16,750,000 on its Credit Agreement. The Sierra loan bears interest at 8 1/4% and is due upon demand, secured by a second position in the stock of certain Company subsidiaries and subordinated to the Credit Facility.

    Another Credit Facility amendment was executed in February 1997, which extended the time to complete the Sierra merger until April 30, 1997. In March 1997, the Merger Agreement with Sierra was terminated. Consequently, the Company's $101.75 million Credit Facility debt became currently due. Accordingly, the Company requested that the Credit Facility lenders consent for a reasonable period of time to permit it to seek other alternatives to meet its obligations under this indebtedness. As a result, the Credit Facility lenders have provided the Company with a written commitment to further amend the Credit Facility, the terms of which provide for: (i) the extension of the maturity date to October 1, 1997, (ii) the modification of the interest rate to prime plus a margin of 3% in April through July 1997 with the margin increasing to 4% through maturity, (ii) the payment of an amendment fee of 1% of the then outstanding Credit Facility principle balance upon execution of the proposed amendment and, in certain circumstances, 1% of the then outstanding Credit facility principle balance on July 31, 1997, and (iv) certain customary financial covenants.

    The Company anticipates that it will be able to effect one or more of the following alternatives by October 1, 1997, in order to meet its obligations under the Credit Facility indebtedness: (i) completing a merger or sale transaction with another partner, (ii) raising equity capital or high-yield debt through a private placement or a public offering, or (iii) completing the sale of certain of the Company's assets. In the past, the Company has received indications of interest from third parties related to each of these four possible alternatives. The Company is currently working towards completing one or more of these refinancing alternatives by October 1, 1997. See note 2 to the consolidated financial statements for management's plan to refinance the Credit Facility.

    The Company is significantly restricted in its ability to utilize the working capital or the operating cash flows of its regulated subsidiaries. These restrictions include requirements to maintain a certain level of statutory equity in each regulated subsidiary and to obtain prior consent to declare any dividend. At December 31, 1996, the Company's regulated HMO and insurance subsidiaries (excluding PCA/P&C) had approximately $12.7 million in excess statutory equity. The Company's Florida HMOs incurred operating losses in 1996 and the Company has submitted a corrective action plan to regulators under which these HMOs will operate until profitability is obtained. Additionally, the PCA/P&C subsidiary had a deficit of approximately $121.1 million as of December 31, 1996, which, pursuant to a corrective action plan in process, will be replenished through collection of non-admitted assets and future investment earnings. As a result, the Company will not have access to the cash flow from PCA/P&C which is expected from its estimated 1997 pretax earnings to be $11.5 million to $15.0 million and will pay approximately $2.0 million in income tax obligations from other cash flow sources or the utilization of net operating loss carryforwards. The Company expects that this deficit will be reduced by actual future earnings and the collection of non-admitted assets, the largest component of which is an income tax receivable of $35.0 million from PCA.

    In conjunction with the assumption of certain assets and liabilities of the workers' compensation funds and as a result of the workers' compensation risk policies written directly by PCA/P&C, PCA's December 31, 1996 consolidated balance sheet includes significant balances related to workers' compensation items. The most significant assets include: i) premiums and reinsurance receivables of $401.1 million ($154.9 million current, $246.2 million long term) for which PCA has a credit risk, (ii) cash and investments of $371.5 million ($85.0 million current, $286.5 million long term), (iii) income tax related assets of $40.4 million (current), and (iv) other assets of $49.9 million ($16.7 million current, $33.2 million long term). Significant workers' compensation related liabilities include: (i) $903.1 million in claims reserves and reinsurance payable ($217.3 million current, $685.8 million long term) and $80.9 million in accrued expenses, deferred income and other ($61.6 million current, $19.3 million long term).

    In the event the DOI places PCA/P&C under state rehabilitation, the Company expects such action would not have a significant impact on the Company's liquidity and working capital deficit position as PCA/P&C had an approximately neutral working capital position at December 31, 1996. Additionally, in such an event, the Company anticipates its statement of operations, on a prospective basis, would not include future investment earnings from the $371.5 million of cash and investment balances included in PCA/P&C's December 31, 1996 balance sheet.

    PCA's promissory note from Sierra is due on demand, however Sierra is required to standstill through September, 1997. Accordingly, management expects that its execution of an alternative to refinance its Credit Facility indebtedness will incorporate sufficient refinancing to ensure the discharge of the Company's indebtedness to Sierra.

    The Company believes that cash on hand and cash flow generated from operations will be sufficient to fund future capital expenditures, introduction of new products and services and pay interest charges on its debt for the foreseeable future. However, as described above the Company expects that it will not generate sufficient cash from operations which would be available to make 1997 principal payments which will be due on the Company's outstanding debt balance.

INFLATION

    Historically, medical costs have risen at a higher rate than those of consumer goods. The Company believes that its cost containment procedures and contractual arrangements with providers mitigate, but do not wholly offset, the effects of medical cost inflation on its operating results. The Company has generally increased its commercial premium rates commensurate with or in excess of its medical cost increases; however, the Company has no control over premium rate adjustments relative to its government-sponsored membership. The Company's profitability could be adversely affected if future rate adjustments (for both commercial and government-sponsored members) are not commensurate with future medical cost increases experienced by the Company.

NEW ACCOUNTING STANDARDS

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 encourages but does not require the fair value based method for expense recognition for stock-based compensation. It does, however, require companies to choose the method for accounting for stock-based awards and use either (i) the fair value method or (ii) the intrinsic value method approach under APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25). SFAS 123 is effective for years commencing after December 15, 1995. The Company, as permitted by SFAS 123, has elected to follow the provisions of APB 25 in accounting for its stock options. The pro forma disclosure requirements of SFAS 123 are included in note 9 to the consolidated financial statements of the Company as of December 31, 1996.

    Effective January 1, 1995, the Company adopted provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" (SFAS 121). These provisions set forth the guidelines for measuring and recording an impairment loss and requires the Company's long lived assets and identifiable intangibles held for disposal to be accounted for at the lower of cost or fair value less cost to sell. See note 1 to the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements that the Company is required to file under Item 8 of this Form 10-K are presented on Pages F-1 through F-36 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of the directors and executive officers of the Company and significant employees of the Company's HMOs and other subsidiaries, and their respective ages and positions are as follows:

             NAME                    AGE                                       POSITION
-------------------------------      ---      ---------------------------------------------------------------------------
E. Stanley Kardatzke, M.D.               57   Chairman of the Board and Chief Executive Officer
Peter E. Kilissanly                      49   President, Chief Operating Officer and Director
Clifford W. Donnelly                     43   Senior Vice President of Finance and Chief Financial Officer
Glen R. Johnson, M.D.                    53   Senior Vice President of Medical Affairs
John A. Hageman                          42   Senior Vice President of Legal Affairs, General Counsel and Secretary
Donald J. Gessler, M.D.                  55   President and Chief Executive Officer of PCA/Texas
Elias A. Hourani, M.D.                   46   President and Chief Operating Officer of PCA/Florida and PCA/ Family
George J. Farha, M.D.                    69   Vice Chairman of the Board
William C. Loewen, M.D.                  55   Director
Clark R. Mandigo                         53   Director

    E. STANLEY KARDATZKE, M.D. has been Chairman of the Board and Chief Executive Officer of the Company since 1985, when he founded the Company. Dr. Kardatzke was Chairman of the Board of Health Care Plus of America, Inc., an HMO operating in the Wichita, Kansas area ("Health Care Plus"), from 1983 through 1985, and was the medical director of Health Care Plus from 1980 to 1983. Before becoming associated with Health Care Plus, Dr. Kardatzke was, for 18 years, a family practice physician in private practice in Wichita, Kansas.

    PETER E. KILISSANLY has been President of the Company since 1989, Chief Operating Officer and a Director of the Company since 1986, and is Chief Executive Officer of PCA/Florida and PCA/Family. Mr. Kilissanly served as Vice Chairman of the Board of the Company from 1986 to 1989. Mr. Kilissanly was the Senior Vice President of Marketing of Health Care Plus from 1981 to 1986.

    CLIFFORD W. DONNELLY has been Senior Vice President of Finance and Chief Financial Officer of the Company since 1988, and the President of PCA/Insurance since 1990. Mr. Donnelly was Chief Financial Officer for American City Business Journals, a chain of weekly business journals, from 1982 to 1988. From 1977 to 1982, Mr. Donnelly was an audit manager for Fox & Company, a public accounting firm. Mr. Donnelly is a certified public accountant.

    GLEN R. JOHNSON, M.D. has been Senior Vice President of Medical Affairs of the Company since 1990. Dr. Johnson was Vice President of Medical Affairs of PCA/Texas from 1989 to June 1992. Dr. Johnson was a family practice physician in private practice from 1975 to 1989 and was director of the family practice residency program of Central Texas Medical Foundation from 1977 to 1987. Dr. Johnson is currently Vice President and a director of the American Academy of Family Physicians and serves on its executive committee.

    JOHN A. HAGEMAN has been General Counsel and Secretary of the Company since 1987 and Senior Vice President of Legal Affairs since 1994. Prior to joining the Company in 1987, Mr. Hageman was a partner in a Wichita, Kansas law firm and had been associated with such firm since 1981. Mr. Hageman is a member of the American and Kansas Bar Associations and the National Health Lawyers Association.

    DONALD J. GESSLER, M.D. has been President and Chief Executive Officer of PCA/Texas since 1990. Dr. Gessler was Executive Vice President of PCA/Texas from 1987 through 1989. Dr. Gessler was Vice President and General Manager of Cigna Health Plan in Houston, Texas from 1983 to 1987. Dr. Gessler was program director of family practice residency for St. Francis Regional Medical Center, Inc., located in Wichita, Kansas, from 1975 to 1983.

    ELIAS A. HOURANI, M.D. has been President and Chief Operating Officer of PCA/Florida and PCA/ Family since June 1996. Dr. Hourani was President and Chief Executive Officer of PFI since its inception in early 1995. Prior to that, he occupied the position of President and Chief Operating Officer of PCA Family Medical Centers, Inc. since early 1992. Prior to his involvement with PCA, Dr. Hourani was a practicing general surgeon in Kansas from 1985 to 1991. Prior to private practice, he was on the surgical faculty of the University of New Mexico in Albuquerque in 1985.

    GEORGE J. FARHA, M.D. has been a Director of the Company since 1986, and Vice Chairman of the Board of the Company since 1989, and served as the Company's President from 1986 to 1989. For the past 31 years, Dr. Farha has been a practicing general surgeon and President and Chief Executive Officer of the Wichita Surgical Specialists, P.A. and its predecessor Wichita Surgical Group, P.A. He also is, and for the past 19 years has been, a professor and Chairman of the Department of Surgery at the University of Kansas School of Medicine in Wichita, Kansas.

    WILLIAM C. LOEWEN, M.D. has been a Director of the Company since 1986. Dr. Loewen served as Senior Vice President of Medical Affairs of the Company from 1986 to 1989. For the past 24 years, Dr. Loewen has been a practicing family physician in Wichita, Kansas. He is a member of the American Academy of Family Physicians, of which he is both board certified and an elected Fellow. He is the past Chief of Medical Staff of St. Francis Regional Medical Center, Inc., Wichita, Kansas.

    CLARK R. MANDIGO has been a Director of the Company since 1986. Mr. Mandigo has been a business consultant since 1991. Mr. Mandigo was the President and Chief Executive Officer of Intelogic Trace, Inc., a corporation engaged in the sale, lease and support of computer and communications systems and equipment from 1986 to 1991. Mr. Mandigo is a member of the Board of Directors of Lone Star Steakhouse and Saloon, Inc., a restaurant chain, Palmer Wireless, Inc., a cellular telephone system operator, and Trustee of Accolade Funds and Pauze/Swanson United Services Funds.

    The Company's Certificate of Incorporation (the "Certificate") divides the Board of Directors into three classes of as equal size as possible, with the term of each class expiring in consecutive years so that only one class is elected in any given year. Successors to those whose terms have expired are required to be elected by stockholder vote. Vacancies in unexpired terms and any additional positions created by Board action are filled by action of the existing Board of Directors. The terms of Messrs. Kilissanly and Mandigo will expire at the 1997 annual meeting of stockholders, the term of Dr. Loewen will expire at the 1998 annual meeting of stockholders, and the terms of Drs. Kardatzke and Farha will expire at the 1999 annual meeting of stockholders.. The executive officers are elected annually by the Board of Directors following the annual meeting of stockholders and serve at the discretion of the Board of Directors until their successors are elected and qualified.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Based solely on review of the Forms 3, 4 and 5 furnished to the Company, or written representations that no Form 5s were required, the Company believes that during the fiscal year ended December 31,

1996, all officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to such individuals.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation paid or accrued during the fiscal years ended December 31, 1996, 1995 and 1994, to the Company's Chief Executive Officer and the five highest paid executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                             ANNUAL COMPENSATION                       COMPENSATION
                             ----------------------------------------------------         AWARDS
                                                                      OTHER        ---------------------
                                                                     ANNUAL        SECURITIES UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY     BONUS (1)   COMPENSATION (2)     OPTIONS/SARS (#)      COMPENSATION (3)
---------------------------     ---     ---------  -----------  -----------------  ---------------------  -------------------
E. Stanley Kardatzke, M.D.        1996  $ 369,288   $      --       $  10,997                   --             $   4,750
 Chairman of the Board and        1995    336,210          --           8,418                   --                 2,878
 Chief Executive Officer          1994    341,940      82,167           9,129                   --                 4,620
Peter E. Kilissanly               1996    352,993          --           9,082                   --                 4,750
 President and Chief              1995    352,993          --           6,133                   --                 2,188
 Operating Officer                1994    326,402      78,437           6,421                   --                 4,620
Clifford W. Donnelly              1996    225,000          --           5,616                   --                 4,750
 Senior Vice President of         1995    225,000          --           5,277                   --                 4,620
 Finance and Chief                1994    208,275      29,992           5,390                   --                 4,620
 Financial Officer
Glen R. Johnson, M.D.             1996    272,544          --           7,652                   --                 4,750
 Senior Vice President of         1995    272,544          --           6,465                   --                 4,620
 Medical Affairs                  1994    259,565      37,478           6,864                   --                 4,620
Donald J. Gessler, M.D.           1996    222,600      49,043          10,758                   --                 4,750
 President and Chief              1995    210,000          --           6,870                   --                 4,620
 Executive Officer                1994    183,803      20,658           6,655                   --                 4,620
 of PCA/Texas
Elias A. Hourani, M.D.            1996    260,000(4)         --        32,196                   --                 4,750
 President of PCA/Florida
 and PCA/Family

------------------------------
(1) Amounts represent discretionary cash bonuses paid and accrued pursuant to then existing Company incentive bonus plans.

(2) Represents payments for unused vacation time, relocation allowances, group term life insurance, and automobile allowances.

(3) Represents contributions made by the Company under the Physician Corporation of America 401(k) Profit Sharing Plan.

(4) Includes Dr. Hourani's salary for full year 1996, including the time he served as President and Chief Operating Officer of PFI.

    Effective January 1, 1996, the Company entered into salary continuation agreements with the named executives above. These agreements provide for the payment of a severance benefit in the event of a change in control of the Company (as defined) should the employee be terminated or demoted without good cause. The severance benefit includes a payment of from 15 to 18 months of salary, the continuation of eligibility for participation in the Company's benefit programs and compensation for the value of all unvested stock options at the employee's termination date. The benefits are ratably decreased subsequent to a change in control and expire no later than 42 months after a change of control.

OPTION GRANTS IN FISCAL YEAR 1996

    The following table sets forth information with respect to options granted to executive officers named in the Summary Compensation Table.

                                                                                                        POTENTIAL REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                                                                                          ANNUAL RATES OF
                                                                                                            STOCK PRICE
                                            NUMBER OF      PERCENTAGE OF                                  APPRECIATION FOR
                                           SECURITIES      TOTAL OPTIONS                                  OPTION TERM (10
                                           UNDERLYING       GRANTED TO       EXERCISE OR                      YEAR)(1)
                                             OPTIONS       EMPLOYEES IN      BASE PRICE    EXPIRATION   --------------------
                  NAME                       GRANTED        FISCAL 1996       ($/SHARE)       DATE         5%         10%
----------------------------------------  -------------  -----------------  -------------  -----------  ---------  ---------
Donald J. Gessler, M.D.                        35,000             4.4%        $   10.50      8/3/2006   $ 231,199  $ 585,700
 President and Chief Executive Officer
 of PCA/Texas
Elias A. Hourani, M.D.                         50,000             6.3%        $   10.50      8/3/2006   $ 330,170  $ 836,715
 President of PCA/Florida and PCA/Family

------------------------------
(1) Potential value realized is the difference between the market price of the underlying common stock on the exercise date and the exercise price.

AGGREGATED OPTION EXERCISE IN FISCAL YEAR 1996

    The following table sets forth information with respect to stock options exercised by the Company's Chief Executive Officer and the five highest paid executive officers of the Company in fiscal year 1996 and unexercised options held as of December 31, 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                        NUMBER OF
                                                                        SECURITIES
                                                                        UNDERLYING        VALUE OF UNEXERCISED
                                                                   UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS AT
                                                                   AT DECEMBER 31, 1996     DECEMBER 31, 1996
                                           SHARES        VALUE     --------------------  -----------------------
                                         ACQUIRED ON   REALIZED        EXERCISABLE/           EXERCISABLE/
NAME                                      EXERCISE        (1)         UNEXERCISABLE         UNEXERCISABLE (2)
---------------------------------------  -----------  -----------  --------------------  -----------------------
E. Stanley Kardatzke, M.D.                   --           --              112,000/             $  266,000/
 Chairman of the Board and Chief                                            28,000                  66,500
 Executive Officer

Peter E. Kilissanly                          56,000    $ 308,000           28,000/             $   66,500/
 President and Chief Operating Officer                                      28,000                  66,500

Clifford W. Donnelly                         46,800    $ 444,600           22,000/             $   52,250/
 Senior Vice President of Finance and                                       22,000                  52,250
 Chief Financial Officer

Glen R. Johnson, M.D.                        --           --               44,000/             $  104,500/
 Senior Vice President of Medical                                           22,000                  52,250
 Affairs

Donald J. Gessler, M.D.                      --           --              128,000/             $  304,000/
 President and Chief Executive Officer                                      57,000                  52,250
 of PCA/Texas

Elias A. Hourani, M.D.                       --           --               43,600/             $  188,300/
 President of PCA/Florida and                                               68,400                  15,200
 PCA/Family

------------------------

(1) Value realized is the difference between the market price of the underlying common stock on the exercise date and the exercise price.

(2) Values have been computed based on the last reported sale price on December 31, 1996 of $10.00 per share.

DIRECTORS' COMPENSATION

    All Board members, other than employees of the Company (Dr. Kardatzke and Mr. Kilissanly), receive $2,500 per quarter for their services as directors, $1,500 for each Board meeting attended, $250 for participation in each telephonic Board Meeting, $500 for each Board committee meeting attended ($1,000 if such Board committee meeting is held on a date when a Board meeting was not held), $4,000 annually while serving as a committee chairman (limited to $4,000 per board member even if such member serves as chairman for more than one committee), and reimbursement by the Company of out-of-pocket expenses incurred for attendance at meetings. Pursuant to the 1993 Stock Option Plan, the Company also grants automatic, nondiscretionary stock options to purchase 6,000 shares to each of its non-employee directors annually. Such options have a one year vesting period and an exercise price per share equal to the fair market value per share on the date of the grant. In addition, each newly elected non-employee director will receive an automatic, nondiscretionary grant of stock options to purchase 12,000 shares on the date of his election to the Board of Directors of the Company, vesting ratably over a three year period at an exercise price per share equal to the fair market value per share on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with regard to the beneficial ownership of Common Stock as of March 1, 1997 by: (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

                                                                                 AMOUNT AND NATURE OF   PERCENT OF
NAME AND ADDRESS(1)                                                              BENEFICIAL OWNERSHIP      CLASS
------------------------------------------------------------------------------  ----------------------  -----------
E. Stanley Kardatzke, M.D. (2)                                                          2,474,448              7.1%

Peter E. Kilissanly (3)                                                                   875,398              2.2

Clifford W. Donnelly (4)                                                                   57,000            *

Glen R. Johnson, M.D. (5)                                                                  62,600            *

Donald J. Gessler, M.D. (6)                                                                148,000          *

Elias A. Hourani, M.D. (7)                                                                 124,600          *

George J. Farha, M.D. (8)                                                                  666,332             1.7

William C. Loewen, M.D. (9)                                                                583,332             1.5

Clark R. Mandigo (10)                                                                      277,664          *

All directors and executive officers as a group
 (10 individuals) (11)                                                                   5,465,698            13.9

------------------------

*   Less than 1%

(1) The business address of all officers and directors of the Company is 6101 Blue Lagoon Drive, Miami, Florida 33126.

(2) Includes (i) 182,482 shares as to which Dr. Kardatzke's wife has sole voting and investment power, (ii) 292,750 shares held by a charitable foundation of which Dr. Kardatzke holds voting and investment power, and (iii) 112,000 shares that can be acquired upon exercise of stock options.

(3) Includes (i) 173,332 shares held in trust as to which Mr. Kilissanly holds sole voting and investment power, (ii) 1,800 shares owned by Mr. Kilissanly's wife, and (iii) 28,000 shares that can be acquired upon exercise of stock options.

(4) Includes (i) 10,000 shares owned by Mr. Donnelly's wife who has sole voting and investment power with respect to such shares, and (ii) 22,000 shares that can be acquired upon exercise of stock options.

(5) Includes (i) 2,666 shares owned by Dr. Johnson's wife who has sole voting and investment power with respect to such shares, (ii) 15,200 shares held in an Individual Retirement Account for the benefit of Dr. Johnson, (iii) 400 shares held in an Individual Retirement Account for the benefit of Dr. Johnson's wife, and (iv) 44,000 shares that can be acquired upon exercise of stock options.

(6) Includes 128,000 shares that can be acquired upon exercise of stock options.

(7) Includes 43,600 shares that can be acquired upon exercise of stock options.

(8) Includes 12,000 shares that can be acquired upon exercise of stock options.

(9) Includes (i) 200,000 shares owned by Dr. Loewen's wife who has sole voting and investment power with respect to such shares, (ii) 50,000 shares held by a charitable foundation of which Dr. Loewen shares voting and investment power, and (iii) 18,000 shares that can be acquired upon exercise of stock options.

(10) Includes (i) 22,664 shares held in trusts for the benefit of Mr. Mandigo's children, (ii) 93,334 shares owned jointly with Mr. Mandigo's wife, and
    (iii) 11,666 shares held in an Individual Retirement Account for the benefit of Mr. Mandigo, and (iv) 58,000 shares that can be acquired upon exercise of stock options.

(11) Includes 510,400 shares that can be acquired upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During fiscal 1996, the Company did not enter into any transactions with management of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  A)  DOCUMENTS FILED AS PART OF THIS REPORT.

    (I)  FINANCIAL STATEMENTS

    See "Index to Consolidated Financial Statements and Schedules" on Page F-1 of this Report

    II)  EXHIBITS

    See Item 14(C), "Exhibits" below

B)  REPORTS ON FORM 8-K.

    On October 8, 1996, the Company filed a Form 8-K, dated September 23, 1996, reporting the sale of its Georgia and Alabama operations. The following financial statements were filed with such report:

    - Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1996.

    - Pro Forma Condensed Consolidated Statements of Operations:

    --  Years ended December 31, 1996

    --  Six Months Ended June 30, 1996

    A Form 8-K/A1 was filed on November 12, 1996 relative to such report.

C)  EXHIBITS

 EXHIBIT NO.                                          EXHIBIT DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
        2.1    Agreement dated February 2, 1995 between the Company and Universal Life Insurance Company (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by this reference).

        2.2    Stock Purchase Agreement dated April 27, 1995 between the Company, Consolidated Administrators,
                Inc. and Medical Improvement, Incorporated (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by this reference).

        2.3    Stock Purchase Agreement between Health Partners of Alabama and the Company dated May 3, 1996
                (filed as Exhibit 2.1 to the Company's Form 8-K/A1 filed on November 12, 1996).

        3.1    Certificate of Incorporation of the Company dated February 6, 1987 (filed as Exhibit 3.1 to the
                Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference).

        3.2    Certificate of Amendment to Certificate of Incorporation of the Company dated May 15,1987 (filed as Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference).

        3.3    Certificate of Amendment to Certificate of Incorporation of the Company dated June 15, 1987 (filed as Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference).

        3.4    Certificate of Amendment to Certificate of Incorporation of the Company dated July 1, 1993 (filed as Exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference).

        3.5    Certificate of Amendment to Certificate of Incorporation of the Company dated June 29, 1994 (filed as Exhibit 3.5 to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference).

        3.6    Bylaws of the Company (filed as Exhibit 3.2 to Registration Statement No. 33-11976 on Form S-1,
                and incorporated hereby by this reference).

          4    Rights Agreement, dated January 13, 1995, between the Company and Boatmen's Trust Company, as
                Rights Agent, which includes as exhibits, the form of Right Certificate and the Summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company's Form 8-A dated January 13, 1995, and incorporated herein by this reference).

        4.1    Amendment to Rights Agreement, dated November 11, 1996, between the Company and Boatmen's Trust
                Company (filed herewith).

       10.1    Revolving Credit Agreement between the Company and Citibank, N.A. dated October 27, 1994 (filed as
                Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by this reference).

     10.1.1    Amendment to Credit Agreement between the Company and Citibank, N.A. and Consent dated September
                22, 1995 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
                1995, and incorporated herein by this reference).

     10.1.2    Second Amendment to Credit Agreement dated March 29, 1996 between the Company and Citibank, N.A.
                as agent (filed as Exhibit 10.9.1 to the Company's Form 10-K for the year ended December 31,
                1995, and incorporated herein by this reference).

 EXHIBIT NO.                                          EXHIBIT DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
     10.1.3    Third Amendment to Credit Agreement between the Company and Citibank, N.A. dated April 5, 1996
                (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by this reference).

     10.1.4    Fourth Amendment to Credit Agreement between the Company and Citibank, N.A. dated June 10, 1996
                (filed herewith).

     10.1.5    Fifth Amendment to Credit Agreement between the Company and Citibank, N.A. dated June 10, 1996
                (filed herewith).

     10.1.6    Sixth Amendment to Credit Agreement between the Company and Citibank, N.A. dated January 8, 1997
                (filed herewith).

     10.1.7    Seventh Amendment to Credit Agreement between the Company and Citibank, N.A. dated February 14,
                1997 (filed herewith).

     10.1.8    Notice of Default under Credit Agreement between the Company and Citibank, N.A. dated March 20,
                1997 (filed herewith).

       10.2    Physician Corporation of America 1993 Stock Option Plan (filed as Exhibit 10.30 to Amendment No. 2 to Registration No. 33-56798 on Form S-1, and incorporated herein by this reference).*

       10.3    Change in Control Agreements, dated January 1, 1996 between the Company and E. Stanley Kardatzke,
                M.D., Peter E. Kilissanly, Clifford W. Donnelly, Glen R. Johnson, M.D. and Donald Gessler, M.D.
                (filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference).*

       10.4    Contract for services between PCA Health Plans of Texas, Inc. and the Texas Department of Human
                Services (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
                1993, and incorporated herein by this reference).

       10.5    Medicaid Contract between State of Florida Agency for Health Care Administration and Century
                Medical Health Plan, Inc. dated June 29, 1995. (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by this reference).

       10.6    Health Insurance Contract Central Health Region, dated November 9, 1995, between the Puerto Rico
                Health Insurance Administration and PCA Health Plans of Puerto Rico, Inc. (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated herein by this reference).

       10.7    Credit and Share Pledge Agreement between the Company and Sierra Health Services, Inc. dated
                January 10, 1997 (filed herewith).

       10.8    Workers' Compensation and Employers Liability Asset Guarantee and Indemnification Contract By and
                Between Florida Builders and Employers Mutual Insurance Company and PCA Property & Casualty
                Insurance Company effective September 30, 1996 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by this reference).

       11.1    Statement relative to computation of per share earnings (filed herewith).

         21    Subsidiaries of the Company (filed herewith).

         23    Consent of KPMG Peat Marwick LLP (filed herewith).

         99    Verified Petition for Order to Show Cause, Injunction and Notice of Automatic Stay (filed herewith).

------------------------

*  Management's Compensatory Plan

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PHYSICIAN CORPORATION OF AMERICA

Date: April 14, 1997                                 By/s/E. Stanley Kardatzke, M.D.
                                                       E. Stanley Kardatzke, M.D.,
                                                          CHAIRMAN OF THE BOARD,
                                                         CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      By /s/E. Stanley Kardatzke, M.D.                     Date: April 14, 1997
         E. Stanley Kardatzke, M.D.
  PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

         By /s/Peter E. Kilissanly                         Date: April 14, 1997
            Peter E. Kilissanly
           PRESIDENT AND DIRECTOR

         By /s/Clifford W. Donnelly                        Date: April 14, 1997
            Clifford W. Donnelly
       SR. VICE PRESIDENT OF FINANCE
          CHIEF FINANCIAL OFFICER

           By /s/Jay M. Grobowsky                          Date: April 14, 1997
              Jay M. Grobowsky
         VICE PRESIDENT OF FINANCE

        By /s/George J. Farha, M.D.                        Date: April 14, 1997
           George J. Farha, M.D.
                  DIRECTOR

       By /s/William C. Loewen, M.D.                       Date: April 14, 1997
          William C. Loewen, M.D.
                  DIRECTOR

           By /s/Clark R. Mandigo                          Date: April 14, 1997
              Clark R. Mandigo
                  DIRECTOR

                             INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 AND SCHEDULES

                                                                                  PAGE
                                                                                  -----
FINANCIAL STATEMENTS

  Independent Auditors' Report...............................................         F-2

  Consolidated Balance Sheets at December 31, 1996 and 1995..................         F-3

  Consolidated Statements of Operations for the years ended December 31,
    1996, 1995 and 1994......................................................         F-5

  Consolidated Statements of Stockholders' Equity (Deficit) for the years
    ended December 31, 1996, 1995 and 1994...................................         F-6

  Consolidated Statements of Cash Flows for the years ended December 31,
    1996, 1995 and 1994......................................................         F-7

  Notes to Consolidated Financial Statements.................................         F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Physician Corporation of America:

    We have audited the accompanying consolidated balance sheets of Physician Corporation of America and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physician Corporation of America and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is seeking alternatives to meet its obligations to its credit facility lenders which are due October 1, 1997. Such alternatives include obtaining debt or equity financing, completing a merger transaction or selling certain assets. As discussed in Note 23, the Company has submitted a corrective plan to the State of Florida Department of Insurance (DOI) to show cause why the DOI should not place the Company's workers' compensation insurance subsidiary under state rehabilitation. In addition, the Company has suffered significant recent losses and has a deficiency in equity as of December 31, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 23. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                            KPMG PEAT MARWICK LLP

Miami, Florida

April 14, 1997

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                              1996         1995
                                                                                          ------------  ----------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                              PER SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $    134,011  $  164,706

  Short term investments (note 6).......................................................       130,788     131,185

  Accounts receivable, net of allowance of approximately $52,351 and $7,670 at December
    31, 1996 and 1995, respectively:

    Trade (health and workers' compensation premiums, and administrative service
      fees).............................................................................        92,454      54,821

    Reinsurance and other recoverables on paid and unpaid losses (note 22)..............       102,893       6,450

    Other...............................................................................        20,340      11,478

  Prepaid expenses, inventories and other current assets................................         8,362       8,449

  Income taxes receivable (note 10).....................................................        42,274      20,580

  Deferred income tax benefit (note 10).................................................        23,280      11,301
                                                                                          ------------  ----------

      Total current assets..............................................................       554,402     408,970
                                                                                          ------------  ----------

Property and equipment, net (note 4)....................................................        52,132      59,564

Long term investments (note 6)..........................................................       335,015     145,865

Reinsurance and other recoverables on unpaid losses (note 22)...........................       246,211      20,727

Statutory deposits and other assets.....................................................        45,242      22,414

Intangible assets, net (notes 5 and 20)                                                        121,985     192,122
                                                                                          ------------  ----------

                                                                                          $  1,354,987  $  849,662
                                                                                          ------------  ----------
                                                                                          ------------  ----------

          See accompanying notes to consolidated financial statements.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                              1995         1994
                                                                                          ------------  ----------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                              PER SHARE DATA)
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities......................  $     82,792  $   55,592
  Health claims payable.................................................................       182,206     171,241
  Current portion of other claims payable, primarily workers' compensation (note 22)....       230,476      23,629
  Unearned premiums and service fees....................................................        51,562      54,398
  Current portion of long-term debt and obligations under capital leases
    (note 7)............................................................................       122,709      26,943
                                                                                          ------------  ----------
      Total current liabilities.........................................................       669,745     331,803
Long-term debt and obligations under capital leases, less current portion
 (note 7)...............................................................................        10,344     157,096
Long-term portion of other claims payable, primarily workers' compensation (note 22)....       699,299     138,894
Deferred income taxes (note 10).........................................................         7,432       2,068
Deferred income and other long-term liabilities.........................................        32,999       9,632
                                                                                          ------------  ----------
      Total liabilities.................................................................     1,419,819     639,493
                                                                                          ------------  ----------
Stockholders' equity (deficit) (notes 9 and 18):
  Preferred stock, $1.00 par value, 10,000,000 shares authorized; none issued and
    outstanding.........................................................................       --           --
  Common stock, $.01 par value, authorized 200,000,000 shares; issued 38,829,456 and
    38,608,913 shares at December 31, 1996 and 1995, respectively.......................           388         386
  Additional paid-in capital............................................................       136,435     137,826
  (Accumulated deficit) retained earnings...............................................      (193,627)     84,058
  Unrealized gain on investments........................................................         1,182         464
  Common stock held in treasury -- at cost; 460,754 and 681,292 shares at December 31,
    1996 and 1995, respectively (note 9)................................................        (9,210)    (12,565)
                                                                                          ------------  ----------
      Total stockholders' equity (deficit)..............................................       (64,832)    210,169
Commitments and contingencies (notes 7, 8, 9, 14, 22 and 23)
                                                                                          $  1,354,987  $  849,662
                                                                                          ------------  ----------
                                                                                          ------------  ----------

          See accompanying notes to consolidated financial statements.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                                1996          1995         1994
                                                                            ------------  ------------  ----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Health premiums.........................................................  $  1,292,914  $  1,038,637  $  760,669
  Workers' compensation related revenues..................................       122,611       143,395      46,466
  Investment income.......................................................        25,961        18,602      10,631
  Other revenues..........................................................        12,822        15,915       6,963
                                                                            ------------  ------------  ----------
      Total revenues......................................................     1,454,308     1,216,549     824,729
Operating expenses:
  Medical costs (note 13).................................................     1,130,528       878,918     562,364
  Health administrative, marketing and other expenses                            188,710       179,362     124,979
  Workers' compensation related administrative marketing and other
    expenses..............................................................       191,505       111,906      33,751
  Loss on assumption of net workers' compensation related liabilities
    (note 22).............................................................       180,934       --           --
  Loss on write-down of long lived assets (note 20).......................        38,979        25,863      --
  Depreciation and amortization...........................................        22,497        23,264      12,621
  Other operating expenses................................................        10,519        14,242       2,129
                                                                            ------------  ------------  ----------
      Total operating expenses............................................     1,763,672     1,233,555     735,844
      Operating (loss) income.............................................      (309,364)      (17,006)     88,885
Gain on sales of subsidiaries (note 3)....................................        12,352       --           --
Interest expense..........................................................       (13,738)       (9,113)     (2,107)
Other income (expense)....................................................        (2,216)          263         (31)
                                                                            ------------  ------------  ----------
      Earnings (loss) before income taxes.................................      (312,966)      (25,856)     86,747
Income tax benefit (expense) (note 10)....................................        35,281         1,260     (34,200)
                                                                            ------------  ------------  ----------
      Net earnings (loss).................................................  $   (277,685) $    (24,596) $   52,547
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------
Net earnings (loss) per common and common equivalent share (primary and
 fully diluted)...........................................................  $      (7.16) $      (0.62) $     1.30
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------

          See accompanying notes to consolidated financial statements.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   RETAINED
                                                    ADDITIONAL     EARNINGS      UNREALIZED
                                         COMMON       PAID-IN    (ACCUMULATED   GAIN (LOSS)   TREASURY
                                          STOCK       CAPITAL      DEFICIT)     INVESTMENTS     STOCK      TOTAL
                                       -----------  -----------  -------------  ------------  ---------  ----------
                                                                      (IN THOUSANDS)
Balance, December 31, 1993...........   $     382      129,453         56,107        --          --      $  185,942
  Exercise of options to purchase
    common stock.....................          11       11,990        --             --          --          12,001
  Net unrealized loss on marketable
    securities, net of related income
    tax benefit......................      --           --            --             (1,562)     --          (1,562)
  Purchase of Treasury Shares -- at
    cost.............................          (3)      --            --             --          (6,090)     (6,093)
  Issuance of Put Warrants, net of
    premium received (note 9)........      --           (9,287)       --             --          --          (9,287)
  Net earnings.......................      --           --             52,547        --          --          52,547
                                              ---   -----------  -------------  ------------  ---------  ----------
Balance, December 31, 1994...........         390      132,156        108,654        (1,562)     (6,090)    233,548
  Exercise of options to purchase
    common stock.....................           3       (4,038)       --             --           6,342       2,307
  Change in net unrealized
    gain/(loss) on marketable
    securities, net of related income
    tax (benefit) expense............      --           --            --              2,026                   2,026
  Purchase of Treasury Shares........          (5)      --            --             --          (7,613)     (7,618)
  Exercise/expiring of Put
    Warrants.........................          (2)       9,708        --             --          (5,204)      4,502
  Net loss...........................      --           --            (24,596)       --          --         (24,596)
                                              ---   -----------  -------------  ------------  ---------  ----------
Balance, December 31, 1995...........         386      137,826         84,058           464     (12,565)    210,169
  Exercise of options to purchase
    common stock.....................           2       (1,391)       --             --           3,355       1,966
  Change in net unrealized
    gain/(loss) on marketable
    securities, net of related income
    tax (benefit) expense............      --           --            --                718      --             718
  Net loss...........................      --           --           (277,685)       --          --        (277,685)
                                              ---   -----------  -------------  ------------  ---------  ----------
Balance, December 31, 1996...........   $     388      136,435       (193,627)        1,182      (9,210) $  (64,832)
                                              ---   -----------  -------------  ------------  ---------  ----------
                                              ---   -----------  -------------  ------------  ---------  ----------

          See accompanying notes to consolidated financial statements.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1996         1995         1994
                                                                              -----------  -----------  ----------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) earnings.......................................................  $  (277,685) $   (24,596) $   52,547
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................................       22,497       23,264      12,621
    Amortization of premium/accretion of discount                                   1,855      --           --
    Gain on sale of subsidiaries............................................      (12,352)     --           --
    Loss on sale of property and equipment..................................           70      --               46
    Loss on assumption of net workers' compensation liabilities.............      180,934      --           --
    Write down of long lived assets.........................................       38,979       25,863      --
    Deferred income taxes...................................................       (8,852)         (39)      1,959
    Changes in working capital:
      Accounts receivable...................................................      (61,644)      (9,991)      7,341
      Reinsurance and other recoverables....................................     (314,455)      (3,866)    (10,154)
      Income taxes receivable/payable.......................................       (8,833)     (18,160)      4,275
      Accounts payable, accrued expenses and other current liabilities......        8,373      (10,385)    (12,088)
      Claims payable........................................................      449,549       95,390      12,636
      Unearned premiums.....................................................       13,908      (10,412)     (3,418)
    Other changes in assets and liabilities.................................      (10,259)        (219)     (2,144)
                                                                              -----------  -----------  ----------
      Net cash provided by operating activities.............................       22,085       66,849      63,621
                                                                              -----------  -----------  ----------
Cash flows from investing activities:
  Purchase of investments...................................................     (278,812)    (320,494)   (393,123)
  Sale/maturity of investments..............................................      258,659      279,075     306,881
  Purchase of property and equipment........................................      (12,173)     (18,353)     (8,948)
  Proceeds from sale of property and equipment..............................        1,328           --          17
  Statutory deposits and other assets.......................................      (10,983)      (5,283)     (4,946)
  Acquisitions of subsidiaries, net of cash acquired........................      --           (27,868)   (108,116)
  Cash acquired from assumption of net workers' compensation liabilities....       31,318      --           --
  Dispositions, net of cash sold............................................        8,645      --           --
                                                                              -----------  -----------  ----------
      Net cash used in investing activities.................................       (2,018)     (92,923)   (208,235)
                                                                              -----------  -----------  ----------
Cash flows from financing activities:
  Proceeds from borrowings..................................................      --            95,000      65,000
  Principal payments on debt and capital leases.............................      (49,192)      (4,992)     (3,540)
  Principal payments on covenants not-to-compete............................       (3,112)      (3,972)     (2,861)
  Proceeds from issuance of common stock....................................        1,542        1,074       4,303
  Payments for repurchase of shares of common stock.........................      --           (19,243)     --
  Debt issue costs..........................................................      --              (222)       (567)
                                                                              -----------  -----------  ----------
      Net cash (used in) provided by financing activities...................      (50,762)      67,645      62,335
                                                                              -----------  -----------  ----------
Net increase (decrease) in cash.............................................      (30,695)      41,571     (82,279)
Cash and cash equivalents at beginning of period............................      164,706      123,135     205,414
                                                                              -----------  -----------  ----------
Cash and cash equivalents at end of period..................................  $   134,011  $   164,706  $  123,135
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

          See accompanying notes to consolidated financial statements.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Physician Corporation of America's (PCA or the Company) operations consist primarily of owning and operating health maintenance organizations (HMOs) located in Florida, Texas and Puerto Rico and providing workers' compensation related third-party administrative services to insurance companies and employee groups. In 1996, the Company began and ceased writing direct workers' compensation insurance. (See note 22) The Company's significant accounting policies are as follows:

(A) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of PCA, its wholly owned subsidiaries and related entities which it controls including,
PCA Health Plans of Texas, Inc. (PCA/Texas); PCA Health Plans of Florida, Inc. (PCA/Florida); PCA Family Health Plan, Inc. and its subsidiaries (PCA/Family); PCA Health Plans of Puerto Rico, Inc. (PCA/Puerto Rico); PCA Insurance Group of Puerto Rico, Inc. (PCA/IG); PCA Life Insurance Company, Inc. and PCA Life Insurance Company of Florida, Inc. (PCA/Insurance); PCA Solutions, Inc. and its subsidiaries (PCA Solutions); PCA Property and Casualty Insurance Company (PCA/P&C); and Florida Builders and Employers Mutual Insurance Company (FBE), a company controlled by PCA. As more fully described in note 3, during 1996, the Company sold its wholly owed subsidiaries, PCA Health Plans of Georgia, Inc. (PCA/Georgia); PCA Health Plans of Alabama, Inc. (PCA/ Alabama); and Physicians First, Inc. and its wholly-owned subsidiary, PCA Family Medical Centers, Inc.
(PFI). Accordingly, the results of these subsidiaries' operations through the date of their disposition are included in the Company's consolidated results. The term Company as used herein refers to PCA and its wholly owned subsidiaries, collectively. All significant intercompany accounts and transactions have been eliminated.

(B) REVENUE RECOGNITION

    HMO, indemnity, workers' compensation and reinsurance premiums are recognized as income during the coverage period. Premium payments received or which are due prior to the coverage month are recorded as "unearned premiums and service fees" in the accompanying consolidated financial statements. Administrative service fees earned from the administration of self insured funds and employers, primarily workers' compensation related, are recognized on a pro rata basis over the period in which services are provided. In some instances, the Company is required by statute or by contract to provide certain services beyond the service agreement contract period. In these cases, the Company estimates and establishes a reserve to match the estimated future costs associated with providing those services beyond the service contract period. Administration fees and workers' compensation related insurance premiums are included in the accompanying consolidated financial statements as part of workers' compensation related revenues.

(C) CLAIMS EXPENSE AND CLAIMS PAYABLE

     I) MEDICAL COSTS AND OTHER CLAIMS

        The HMOs pay providers for covered health care services. Payments vary depending on the individual provider and the type of service rendered, and include payments based on a fee for each member served and payments based on a fee for services provided. The cost of providing health benefits to HMO members and the estimated costs to process the related claims are included in "Medical costs" in the accompanying consolidated statements of operations.

        Health claims payable represent unpaid HMO medical and other claims and an estimate of claims incurred but not reported (IBNR). The Company estimates the amount of IBNR using

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(C) CLAIMS EXPENSE AND CLAIMS PAYABLE (CONTINUED) standard actuarial methodologies based upon the historical average interval between the date services are rendered and the date claims are reported and paid in addition to other factors considered relevant by management. The year-end claims payable are also reviewed by independent actuarial firms. To the extent that actual claims are more or less than the estimates, the difference is recorded in the current period.

        The Company maintains various programs with physicians and certain other medical service providers participating in its HMO networks through the use of risk-sharing agreements and expenses related to these and other programs which are based in part on estimates, are recorded in the period in which the related services are rendered.

        The estimated liabilities for other claims payable, primarily workers' compensation, relate to the Company's workers' compensation business and include the accumulation of estimates for losses and claims reported prior to the balance sheet dates, estimates (using historical data) of IBNR claims and estimates of expenses for investigating and adjusting all incurred and unadjusted claims. Amounts reported are actuarially determined and represent estimates of the ultimate net cost of settlement which is subject to the impact of future changes in economic and social conditions. Such amounts are not discounted for interest earnings. As settlements are made or reserves adjusted, differences are reflected in current operations. Workers' compensation related claims costs incurred relating to workers' compensation primary and excess insurance are included in workers' compensation related administrative, marketing and other expenses in the accompanying consolidated financial statements.

    II) SERVICE ADMINISTRATION COSTS

        The costs to provide administrative and management services to the self insured funds, primarily workers' compensation, are included in workers' compensation related administrative, marketing and other expenses in the accompanying consolidated financial statements.

(D) INVESTMENTS

    Investments consist primarily of U.S. Treasury and agency securities, corporate bonds and equity securities. The Company has determined that its investment securities are available for sale. Debt and equity securities are carried at estimated fair value based upon quoted market prices. Unrealized gains and losses are included in the stockholders' equity (deficit) section of the balance sheet, net of applicable deferred income taxes.

(E) INVENTORIES

    Inventories, which consist primarily of medical and optical supplies and pharmaceuticals, held for resale, are stated at the lower of cost or market based upon the first-in, first-out method.

(F) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful life of the asset.
The Company has estimated the useful life of its property and equipment as follows: buildings--25 to 40 years, furniture and equipment--5 to 8 years,

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(F) PROPERTY AND EQUIPMENT (CONTINUED)
and purchased software--3 to 5 years. Leasehold improvements are amortized using the straight-line method over the term of the related leases, generally 8 to 10 years.

(G) INTANGIBLE ASSETS

    Intangible assets consist of goodwill, subscribers and hospital/physician contracts, covenants not-to-compete and organization costs. Goodwill is amortized on a straight-line basis primarily over a period of 25 years. The costs of purchased subscriber and hospital/physician contracts are amortized over the average expected retention period on a straight-line basis (primarily 7 to 18 years). Organizational costs are amortized using the straight-line method over five years. The cost of acquiring covenants not-to-compete are amortized using the effective interest method over the term of the agreement. Debt issue costs are amortized over the term of the related debt using the straight-line method.

    The Company regularly determines whether events or circumstances have occurred that may affect the estimated useful life or the recoverability of the remaining balance of its goodwill and other identifiable intangible assets. Impairment of an intangible asset occurs when the estimated future undiscounted cash flows do not exceed the carrying amount of the intangible asset. If the events or circumstances indicate that the remaining balance of the intangible assets may be permanently impaired, such potential impairment is then measured based upon the difference between the carrying amount of the intangible asset and the fair value of such asset determined using the estimated future discounted cash flows generated from the use and ultimate disposition of the respective acquired entity. See note 20 regarding such impairments.

(H) INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

(I) EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

    Earnings per common and common equivalent share amounts are based upon the weighted average number of shares outstanding during the periods, including common stock equivalents resulting from dilutive stock options and warrants. For the years ended December 31, 1996 and 1995, the Company incurred a net loss after taxes. Accordingly, earnings per share on a primary and fully diluted basis have been calculated using the Company's weighted average shares outstanding. The average number of shares of common stock and common stock equivalents used for computing earnings per share for the years ended December 31, 1996, 1995 and 1994 were 38,757,660, 39,969,520 and 40,474,615, respectively. The average number of shares of common stock and common stock equivalents used in computing earnings per share assuming full dilution was 38,757,660, 39,969,520 and 40,528,878, for the years ended December 31, 1996,
1995 and 1994, respectively.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(I) EARNINGS PER SHARE AND STOCK-BASED COMPENSATION (CONTINUED)
    The Company follows Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employee" (APB 25) in accounting for its employee stock options. See note 9, "Stock Options and Stock Repurchase Plan" for additional disclosures.

(J) STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers all cash on hand, in depository institutions and short-term liquid investments with an original maturity to the Company of less than 90 days as cash equivalents.

    During the years ended December 31, 1996, 1995 and 1994, the following amounts of cash were paid for interest and income taxes:

                                                                                        DECEMBER 31,
                                                                               -------------------------------
                                                                                 1996       1995       1994
                                                                               ---------  ---------  ---------
Interest.....................................................................  $  11,587  $   8,579  $   1,305
Income taxes.................................................................        938     15,406     26,527

    Non-cash investing and financing activities included the following:

                                                                                        DECEMBER 31,
                                                                               -------------------------------
                                                                                 1996       1995       1994
                                                                               ---------  ---------  ---------
Capital lease obligations for furniture and equipment........................  $     973  $     825  $   4,006
Obligations applicable to covenant not-to-compete............................      1,338      2,356      8,068
Assumption of mortgage on building and land purchase.........................     --          4,418      5,663

(K) WORKERS' COMPENSATION

    The Company, through its subsidiary PCA/P&C, received premiums for primary and reinsurance policies issued to insured employers and self insured funds.
A portion of these premiums are subject to reinsurance and quota share arrangements with other insurance carriers. (See note 22)

(L) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(M) RECLASSIFICATIONS

    Certain 1995 and 1994 amounts have been reclassified to conform with the presentation in the 1996 consolidated financial statements.

(2) MANAGEMENT'S PLAN FOR REFINANCING THE CREDIT FACILITY DEBT

    At December 31, 1996, the Company has classified all of its outstanding debt pursuant to its Credit Facility (Credit Facility debt) (see note 7) of $118,500 as a current liability. The Credit Facility debt was reduced by $16,750 on January 10, 1997 through proceeds of the $16,750 demand loan PCA received from

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) MANAGEMENT'S PLAN FOR REFINANCING THE CREDIT FACILITY DEBT (CONTINUED) Sierra (see note 23). On February 14, 1997, the Credit Facility was amended to extend the debt maturity date to April 30, 1997.

    As a result of the termination of the Sierra Merger Agreement (see note 23), the Company's Credit Facility became currently due. Accordingly, the Company requested that the Credit Facility lenders consent for a reasonable period of time to permit it to seek other alternatives to meet its obligations under this indebtedness. As a result, the Credit Facility lenders have provided the Company with a written commitment to further amend the Credit Facility, the terms of which provide for: (i) the extension of the maturity date to October 1, 1997,
(ii) the modification of the interest rate to prime plus a margin of 3% in April through July 1997 with the margin increasing to 4% through maturity, (iii) the payment of an amendment fee of 1% of the then outstanding Credit Facility principal balance upon execution of the proposed amendment and, in certain circumstances, 1% of the then outstanding Credit Facility principal balance on July 31, 1997, and (iv) certain customary financial covenants.

    The alternatives management will seek to complete before October 1, 1997 include: (i) completing a merger transaction with another partner, (ii) raising equity capital or high-yield debt through a private placement or a public offering, or (iii) completing the sale of certain of the Company's assets. In the past, the Company has received indications of interest from third parties related to each of these four possible alternatives. The Company is currently working towards completing one or more of these refinancing alternatives by October 1, 1997. There can be no assurance that the Company will be successful in completing an alternative financing plan within such time period.

(3) ACQUISITIONS AND DISPOSITION OF SUBSIDIARIES

(A) ACQUISITIONS

    HALLMARK MANAGEMENT, INC.

    Effective September 1, 1995, PCA Solutions acquired 100% of the shares of Hallmark Management, Inc. and its affiliate ("Hallmark"), a workers' compensation management company providing services to employer groups in the Southeastern United States for a purchase price of approximately $6,000. Of the cash purchase price, approximately $1,400 has been escrowed for the satisfaction of certain known and unknown liabilities of Hallmark. These escrowed amounts are under the custodianship of an escrow agent and are not included in the Company's financial statements. The acquisition has been accounted for using the purchase method of accounting and, accordingly, Hallmark's operations have been included in the accompanying consolidated statements of operations subsequent to September 1, 1995. Goodwill and other intangibles arising from the acquisition amounted to approximately $6,647.

    CONSOLIDATED ADMINISTRATORS, INC.

    Effective April 1, 1995, PCA Solutions acquired 100% of the shares of Consolidated Administrators, Inc. and its affiliates (CAI), a workers' compensation management company providing services to approximately 9,000 employer groups in the Southeastern United States for a purchase price of approximately $11,200. Of the cash purchase price, $500 has been escrowed for the satisfaction of certain known and unknown liabilities of CAI. These escrowed amounts are under the custodianship of an escrow agent and are not included in the Company's financial statements. The acquisition has been accounted for using the purchase method of accounting and, accordingly, CAI's operations have been included in

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) ACQUISITIONS AND DISPOSITION OF SUBSIDIARIES (CONTINUED)

(A) ACQUISITIONS (CONTINUED)
the accompanying consolidated statements of operations subsequent to April 1, 1995. Goodwill arising from the acquisition amounted to approximately $9,000.

    UNIVERSAL LIFE INSURANCE COMPANY

    Effective February 1, 1995, the Company acquired 100% of the outstanding capital stock of Universal Life Insurance Company (subsequent to purchase, the name was changed to PCA Insurance Group of Puerto Rico, Inc.) located in Puerto Rico for a cash purchase price and additional costs of approximately $12,500. Of the cash purchase price, approximately $1,900 has been escrowed for the satisfaction of certain known and unknown liabilities of Universal Life Insurance Company. These escrowed amounts are under the custodianship of an escrow agent and are not included in the Company's financial statements. The purchase price has been allocated to the assets and liabilities acquired based upon estimated fair value at date of acquisition. The acquisition has been accounted for using the purchase method of accounting and, accordingly, PCA/IG's operations have been included in the accompanying consolidated statements of operations subsequent to February 1, 1995. Goodwill arising from the acquisition amounted to approximately $8,000.

    HEALTH PLUS, INC. (HPI)

    Effective December 1, 1994, the Company acquired 100% of the capital stock of HPI (subsequent to purchase, the name was changed to PCA Health Plans of Puerto Rico, Inc.), a Puerto Rico company, and certain assets and liabilities of Health Care Horizons, Inc. including a contract to provide management and administrative services to HPI for a total purchase price of approximately $19,800. Of the cash purchase price, $1,500 has been escrowed for the satisfaction of certain known and unknown liabilities of HPI. These escrowed amounts are under the custodianship of an escrow agent and are not included in the Company's financial statements. The Company also entered into not-to-compete agreements with the prior owners for terms ranging from one to three years. The purchase price has been allocated to the assets and liabilities acquired based on the estimated fair value at date of acquisition. The acquisition has been accounted for by the purchase method of accounting and, accordingly, HPI's operations have been included in the accompanying consolidated statements of operations subsequent to December 1, 1994. Goodwill as adjusted arising from the acquisition amounted to $18,149.

    SOUTHEAST HEALTH PLAN (DELAWARE), INC. AND SUBSIDIARIES (SHPI)

    Effective November 1, 1994, the Company acquired the outstanding capital stock of SHPI (subsequent to purchase, the name was changed to PCA Health Plans of Alabama, Inc.) for a cash purchase price of approximately $40,300 ($39,270 net of cash acquired). Of the cash purchase price, $2,000 has been escrowed for the satisfaction of certain known and unknown liabilities of SHPI. These escrowed amounts are under the custodianship of an escrow agent and are not included in the Company's financial statements. The purchase price has been allocated to the assets and liabilities acquired based on the estimated fair values at the date of the acquisition. The acquisition has been accounted for by the purchase method of accounting and, accordingly, SHPI's operations have been included in the accompanying consolidated statements of operations subsequent to November 1, 1994. Goodwill arising from the acquisition amounted to approximately $36,699. In 1996, the Company sold its HMO operations in Alabama (as discussed below).

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) ACQUISITIONS AND DISPOSITION OF SUBSIDIARIES (CONTINUED)

(A) ACQUISITIONS (CONTINUED)
    EXECUTIVE RISK CONSULTANTS, INC. AND ITS SUBSIDIARIES, AND THE FOLLOWING AFFILIATED COMPANIES: ASSOCIATED EMPLOYERS MGA, INC.; MAXIMUM MEDICAL, INC.; COMPENSATION RESOURCES, INC.; AND ASSOCIATION EMPLOYERS INSURANCE COMPANY
    (ERC)

    Effective August 1, 1994, the Company acquired 100% of the outstanding capital stock of ERC for a cash purchase price of $47,167 ($36,838 net of cash acquired). Of the purchase cash price, $18,200 was escrowed based upon certain known and unknown liabilities of ERC. These escrowed amounts are under the custodianship of an escrow agent and are not included in the Company's consolidated financial statements. The Company also entered into an employment agreement and a three year not-to-compete agreement with each of the principal shareholders and officers of ERC. A total of $5,000 (which includes interest) will be paid in equal monthly installments over a three year period as consideration for the covenants not-to-compete. The purchase price has been allocated to the assets and liabilities acquired based upon the estimated fair value at date of acquisition. The acquisition has been accounted for by the purchase method of accounting and, accordingly, ERC's operations have been included in the accompanying consolidated statements of operations subsequent to August 1, 1994. Goodwill arising from the acquisition amounted to $34,690. Effective October 17, 1994, ERC (except Association Employers Insurance Company) and CRIMS were merged and operate as PCA Solutions, Inc.

    COMBINED RISK AND INSURANCE MANAGEMENT SERVICES, INC. AND SUBSIDIARY (CRIMS)

    Effective June 1, 1994, the Company acquired 100% of the outstanding capital stock of CRIMS, a third party administrator of workers' compensation funds, located in Orlando, Florida for a cash purchase price of approximately $16,600 ($13,826 net of cash acquired). Of this purchase price, approximately $2,000 was escrowed for certain known and unknown contingencies. These escrowed amounts are under the custodianship of an escrow agent and are not included in the Company's financial statements. The purchase price has been allocated to the assets and liabilities acquired based upon estimated fair value at date of acquisition. Approximately $2,300 of the purchase price will be paid over a 2 year period to three of the principal shareholders of CRIMS as consideration for covenants not-to-compete. The acquisition has been accounted for by the purchase method of accounting and, accordingly, CRIMS' operations have been included in the accompanying consolidated statements of operations subsequent to June 1, 1994. Goodwill arising from the acquisition amounted to $14,398.

    FAMILY HEALTH SYSTEMS, INC. AND SUBSIDIARIES (FAMILY)

    Effective December 1, 1993, the Company, through its wholly-owned subsidiary, Century Acquisition Company, acquired 100% of the outstanding capital stock of Family for a cash purchase price and additional costs of approximately $44,200. The purchase price has been allocated to the assets and liabilities acquired based upon estimated fair value at date of acquisition. The acquisition has been accounted for by the purchase method of accounting and, accordingly, Family's operations have been included in the accompanying consolidated statements of operations subsequent to December 1, 1993. In addition, the Company also entered into a five-year covenant not-to-compete with a former officer of Family. The Company will pay a total of $1,000 in 20 equal quarterly installments of $50. Goodwill, as adjusted, arising from the acquisition amounted to $37,668.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) ACQUISITIONS AND DISPOSITION OF SUBSIDIARIES (CONTINUED)

(B) DISPOSITIONS

    In September 1996, the Company sold its wholly owned subsidiaries, PCA/Georgia and PCA/ Alabama for $24,500 in cash and non-compete payments of which $2,500 has been deposited in escrow and $1,500 is due to PCA through 1998. This transaction resulted in a gain on the sale of approximately $4,500. After completing this transaction in September 1996, the Company made a $17,000 principal payment to reduce its outstanding bank debt balance.

    In June 1996, the Company sold its wholly owned subsidiary, Physicians First, Inc. (PFI), for $23,600 in stock and notes to FPA Medical Management, Inc. (FPA). As consideration, the Company received 525,000 shares of unregistered FPA common stock, warrants to acquire 100,000 shares of FPA common stock and a $15,000 note from FPA. The Company valued the FPA stock and warrants at their fair value which was estimated using the quoted market price of FPA's common stock less a discount of approximately 6% to consider their unregistered status. Additionally, as a condition of the sale, PCA entered into a four-year covenant not-to-compete with FPA. This transaction resulted in a gain on the sale of PFI of approximately $7,900. After completing this transaction in June 1996, the Company made a $9,500 principal payment to reduce its outstanding bank debt balance. During the third quarter of 1996, FPA paid its $15,000 note obligation to PCA in full and PCA used the proceeds to make an additional $15,000 of bank debt principal payment in the third quarter of 1996.

    The following table summarizes the unaudited pro forma results of operations for the years ended December 31, 1996, 1995 and 1994 as if all of the above acquisitions and dispositions had been consummated at the beginning of the respective periods. The pro forma results do not necessarily reflect what would have occurred if the acquisitions and dispositions had been made at the beginning of the respective periods or the results that may occur in the future.

                                                                           1996          1995         1994
                                                                       ------------  ------------  ----------
Revenues.............................................................  $  1,408,102  $  1,129,508  $  861,779
Net (loss) earnings..................................................      (283,468)       10,657      65,582
Net (loss) earnings per share........................................  $      (7.31) $       0.27  $     1.62

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(4) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1996       1995
                                                                                          ---------  ---------
Buildings...............................................................................  $  17,251  $  18,917
Land....................................................................................      3,657      4,312
Leasehold improvements..................................................................      3,556      8,860
Furniture and equipment.................................................................     44,226     46,017
Purchased software......................................................................      5,024      4,110
                                                                                          ---------  ---------
                                                                                             73,714     82,216
Less accumulated depreciation and amortization..........................................     21,582     22,652
                                                                                          ---------  ---------
  Net property and equipment............................................................  $  52,132  $  59,564
                                                                                          ---------  ---------
                                                                                          ---------  ---------

(5) INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                                            DECEMBER 31,
                                                                                       ----------------------
                                                                                          1996        1995
                                                                                       ----------  ----------
Goodwill, net of accumulated amortization of $19,123 and $14,742 at December 31, 1996 and 1995, respectively (note 20)....................................................  $  108,377  $  164,871
Subscriber and provider contracts, net of accumulated amortization of $4,926 and
 $6,504 at December 31, 1996 and 1995, respectively..................................      10,670      15,524
Covenant not-to-compete, net of accumulated amortization of $5,766 and $6,927 at
 December 31, 1996 and 1995, respectively............................................       2,681      11,301
Organizational costs and certificate of authority, net of accumulated amortization of
 $537 and $583 at December 31, 1996 and 1995, respectively...........................         257         426
                                                                                       ----------  ----------
                                                                                       $  121,985  $  192,122
                                                                                       ----------  ----------
                                                                                       ----------  ----------

(6) INVESTMENT SECURITIES

    The cost and fair values of investment securities held at December 31, 1996 are as follows:

                                                                            GROSS        GROSS      CARRYING
                                                                         UNREALIZED   UNREALIZED   VALUE AND
                                                                COST        GAINS       LOSSES     FAIR VALUE
                                                             ----------  -----------  -----------  ----------
Available for sale:
  Debt securities issued by the U.S. Treasury and other
    U.S. Government corporations and agencies..............  $  146,682   $     505    $     544   $  146,643
  Debt securities issued by states of the U.S. and
    political subdivisions of the states...................     282,637         378          830      282,185
  Other debt securities....................................       3,780      --           --            3,780
Other......................................................      30,623       2,572       --           33,195
                                                             ----------  -----------  -----------  ----------
    Total..................................................  $  463,722   $   3,455    $   1,374   $  465,803
                                                             ----------  -----------  -----------  ----------
                                                             ----------  -----------  -----------  ----------

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) INVESTMENT SECURITIES (CONTINUED)
    The cost and fair values of investment securities held at December 31, 1995 are as follows:

                                                                            GROSS        GROSS      CARRYING
                                                                         UNREALIZED   UNREALIZED   VALUE AND
                                                                COST        GAINS       LOSSES     FAIR VALUE
                                                             ----------  -----------  -----------  ----------
Available for sale:
  Debt securities issued by the U.S. Treasury and other
    U.S. Government corporations and agencies..............  $   55,062   $      47    $       5   $   55,104
  Debt securities issued by states of the U.S. and
    political subdivisions of the states...................     218,546         689           56      219,179
  Other debt securities....................................       1,450           2           11        1,441
Other......................................................       1,402      --               76        1,326
                                                             ----------  -----------  -----------  ----------
    Total..................................................  $  276,460   $     738    $     148   $  277,050
                                                             ----------  -----------  -----------  ----------
                                                             ----------  -----------  -----------  ----------

    The contractual maturities of investments at December 31, 1996 were as follows:

                                                                                                    CARRYING
                                                                                                   VALUE AND
                                                                                          COST     FAIR VALUE
                                                                                       ----------  ----------
Due in one year or less..............................................................  $   67,848  $   70,472
Due after one year through five years................................................     203,657     203,907
Due after five years through ten years...............................................     138,667     138,149
Due after ten years..................................................................      53,550      53,275
                                                                                       ----------  ----------
                                                                                       $  463,722  $  465,803
                                                                                       ----------  ----------
                                                                                       ----------  ----------

    The Company intends to liquidate approximately $60,316 of investments in 1997 which have contractual maturities of more than one year. Accordingly, these investments have been classified as short term investments. The unrealized loss on these investments at December 31, 1996 approximated $114.

    The Company recorded proceeds from sales of available for sale securities and recognized gross realized gains and gross realized losses as follows:

                                                             PROCEEDS FROM   GROSS REALIZED    GROSS REALIZED
                                                                 SALES            GAINS            LOSSES
                                                             --------------  ---------------  -----------------
1996.......................................................   $    161,620      $     425         $    (239)
1995.......................................................        154,718          1,643              (201)
1994.......................................................          6,457            541              (251)

    The Company determines the cost of its debt securities in computing its realized gain or loss upon sale using the specific identification method.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7) LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

(A) LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                       ----------------------
                                                                                          1996        1995
                                                                                       ----------  ----------
Note payable pursuant to secured bank Credit Facility................................  $  118,500  $  160,000
Mortgage notes payable secured by office buildings and equipment (with a net book value of $10,819 at December 31, 1996) interest rates vary from 6.25% to 14.5%,
 payable in monthly installments, through June 2006..................................       8,896      14,061
Obligation to former owners of businesses acquired for covenants not-to-compete, imputed interest rates vary from 5.5% to 8%; payable in monthly, quarterly and
 annual installments through September 1998..........................................       2,607       5,716
                                                                                       ----------  ----------
Total long-term debt.................................................................     130,003     179,777
Less current maturities of long-term debt............................................     120,862      24,705
                                                                                       ----------  ----------
Long-term debt, less current maturities..............................................  $    9,141  $  155,072
                                                                                       ----------  ----------
                                                                                       ----------  ----------

    In September 1994, the Company entered into a Credit Agreement with Citibank, N.A., as agent and five other banks as participating lenders (Credit Facility). The debt is secured by the Company's pledge of the stock of certain of its subsidiaries. As of September 30, 1996, the Company was in violation of certain of its financial covenants. Such violations were waived by the lenders in the fourth quarter of 1996. Additionally, a January 1997 amendment waived the requirement for the Company to make a regularly scheduled $16,750 principal payment on December 31, 1996. Borrowings under the agreement incur interest charges at a rate equal to LIBOR plus a spread of 1.0% to 1.75% during 1994 through 1996 which was increased to prime rate at January 1, 1997, to prime plus 1% at February 17, 1997, to prime plus 3% through July 1997 and to prime plus 4% through September 1997. The terms of the Credit Agreement, as most recently amended by written commitment from the Credit Facility lenders in April 1997 (see notes 2 and 23), provide for the Company to repay the entire balance of indebtedness by October 1, 1997. Accordingly, the entire balance of the bank indebtedness is classified as a current liability in the accompanying consolidated balance sheet as of December 31, 1996. See note 2 for management's plan for refinancing this Credit Agreement. The Credit Agreement contains customary covenants, including, among others, a prohibition of payment of cash dividends on the Common Stock, restrictions on incurring additional debt, and requirement that the Company maintain minimum surplus requirements in its subsidiaries as required under the state and federal HMO regulations. During 1996, the Company made principal repayments of $41,500 relating to this facility.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(7) LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

(B) CAPITAL LEASE OBLIGATIONS

    The Company leases various furniture and equipment pursuant to the terms of several capital leases. The future minimum lease payment obligations under capital leases through maturity and maturities of long-term debt are as follows:

                                                                              CAPITAL    LONG-TERM
YEARS ENDING DECEMBER 31:                                                     LEASES       DEBT        TOTAL
---------------------------------------------------------------------------  ---------  -----------  ----------
  1997.....................................................................  $   2,086   $ 120,863   $  122,949
  1998.....................................................................        839       1,015        1,854
  1999.....................................................................        296       4,633        4,929
  2000.....................................................................         34         842          876
  2001.....................................................................     --             450          450
  Thereafter...............................................................     --           2,200        2,200
                                                                             ---------  -----------  ----------
                                                                                 3,255     130,003      133,258
  Less amount representing interest........................................        205      --              205
                                                                             ---------  -----------  ----------
  Total obligation under capital leases and long-term debt.................      3,050     130,003      133,053
  Less current portion.....................................................      1,847     120,862      122,709
                                                                             ---------  -----------  ----------
  Obligation under capital leases and long-term debt, less current
    portion................................................................  $   1,203   $   9,141   $   10,344
                                                                             ---------  -----------  ----------
                                                                             ---------  -----------  ----------

(8) OPERATING LEASES

    The Company has noncancelable operating leases for office space and equipment. The leases expire at various dates through 2003. Rental expense of $11,481, $10,008 and $6,091 is included in administrative, marketing and other expenses for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum lease commitments are:

YEARS ENDING DECEMBER 31:
--------------------------------------------------------------------------
1997......................................................................  $  10,607
1998......................................................................      9,151
1999......................................................................      8,561
2000......................................................................      7,442
2001......................................................................      4,394
Thereafter................................................................     12,378
                                                                            ---------
                                                                            $  52,533
                                                                            ---------
                                                                            ---------

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) STOCK OPTIONS AND STOCK REPURCHASE PLAN

(A) STOCK OPTION PLANS

    The Company maintains four Stock Option Plans as described below. The Company has not issued any stock options with an exercise price below fair market value.

    INCENTIVE STOCK OPTION PLAN

    In 1986, the Company's stockholders approved the Physician Corporation of America Incentive Stock Option Plan (the "Incentive Option Plan") under Section 422A of the Internal Revenue Code of 1986. The Incentive Option Plan, as amended, covers up to an aggregate of 2,666,666 shares of Common Stock. As of December 31, 1996, 1,065,068 shares of Common Stock were available for future grants of options under the Incentive Option Plan. Incentive stock options may be granted to key employees, officers and directors who are employees of the Company under the Incentive Option Plan. Under the Incentive Option Plan, the option exercise price per share of Common Stock may not be less than the fair market value of the outstanding Common Stock on the date the option is granted (110% of the fair market value in the case of beneficial owners of 10% of the Common Stock). Options issued under the Incentive Option Plan are not exercisable (unless the stock option agreement provides otherwise) while any options granted prior to January 1, 1987 to an optionee under the Incentive Option Plan are outstanding and, with certain exceptions, are exercisable only while the optionee is employed by the Company and for three months thereafter. The Incentive Option Plan is administered by the Stock Option Committee and options are granted at the discretion of the Stock Option Committee. Options to purchase a total of 184,000 shares of Common Stock granted pursuant to the Incentive Option Plan were outstanding as of December 31, 1996.

    NON-QUALIFIED STOCK OPTION PLAN

    In 1986, the Company's stockholders approved the Physician Corporation of America Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The Non-Qualified Plan currently covers up to an aggregate of 2,666,666 shares of Common Stock. As of December 31, 1996, 41,798 shares of Common Stock were available for future grants of options under the Non-Qualified Plan. Non-qualified stock options may be granted under the Non-Qualified Plan to key employees, officers and directors of the Company. The option exercise price per share of Common Stock may not be less than the fair market value of the Common Stock on the date the option is granted. The Non-Qualified Plan is administered by the Stock Option Committee and options are granted at the discretion of the Stock Option Committee. All options granted under the Non-Qualified Plan have a four-year vesting schedule (as provided in the stock option agreements) unless the Stock Option Committee otherwise determines. Options to purchase a total of 120,872 shares of Common Stock granted pursuant to the Non-Qualified Plan were outstanding as of December 31, 1996.

    NON-PLAN OPTIONS

    In addition to stock options granted pursuant to the Incentive Option Plan and the Non-Qualified Plan, the Company has granted non-qualified stock options (the "Non-Plan Options") to certain officers and employees of the Company. Options to purchase a total of 1,339,935 shares of Common Stock were outstanding on December 31, 1996.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) STOCK OPTIONS AND STOCK REPURCHASE PLAN (CONTINUED)

(A) STOCK OPTION PLANS (CONTINUED)
    OTHER STOCK OPTION PLAN

    In 1993, the Company's stockholders approved a new stock option plan (the "1993 Plan") which covers an aggregate of 3,000,000 shares of Common Stock. Options granted under the 1993 Plan, which is administered by the Stock Option Committee, may be either incentive or non-qualified stock options, at the discretion of this Committee. As of December 31, 1996, 976,250 shares of Common Stock were available for future grants under the 1993 Plan. Options to purchase a total of 1,706,600 shares of Common Stock were outstanding at December 31, 1996. A summary of options is as follows:

                                                     INCENTIVE STOCK
                                                       OPTION PLAN                    OTHER
                                                 ------------------------  ---------------------------
                                                  SHARES    OPTION PRICE     SHARES     OPTION PRICE
                                                 ---------  -------------  ----------  ---------------
Balance at December 31, 1993...................    614,668  $    .38-7.63   2,411,946  $    .38- 24.25
  Granted......................................     --           --         1,098,150     19.75- 22.00
  Expired/Canceled.............................    (38,400)     7.63          (92,218)      1.88- 22.00
  Exercised....................................   (219,800)       .38-7.63   (891,441)       .38- 13.88
                                                 ---------  -------------  ----------  ---------------
Balance at December 31, 1994...................    356,468        .38-7.63  2,526,437        .38- 24.25
  Granted......................................     --           --         1,492,700      13.81- 22.00
  Expired/Canceled.............................     --           --          (387,985)      1.88- 15.75
  Exercised....................................   (135,668)       .38-7.63   (188,240)       .38- 13.88
                                                 ---------  -------------  ----------  ---------------
Balance at December 31, 1995...................    220,800        .38-7.63  3,442,912        .38- 24.25
  Granted......................................     --           --           794,500      10.00- 18.38
  Expired/Canceled.............................     --           --          (886,267)      1.88- 22.00
  Exercised....................................    (36,800)          7.63    (183,738)      1.88- 15.75
                                                 ---------  -------------  ----------  ---------------
Balance at December 31, 1996...................    184,000          $7.63   3,167,407  $     .38-$22.00
                                                 ---------  -------------  ----------  ---------------
                                                 ---------  -------------  ----------  ---------------

    At December 31, 1996, options to acquire an aggregate of 814,538 shares were exercisable. At December 31, 1996, the Company has reserved 5,434,523 shares of common stock for future issuance which includes both shares which may be issued for exercise of options previously granted and options which may be granted in the future.

    During the fourth quarter of 1995, the Company's board of directors approved the repricing of employee stock options, setting the exercise price at $15.75 per share which was the closing share price on the date of repricing. Additionally, on August 3, 1996, the Company's Board of Directors approved the repricing of employee stock options at $12.00 per share which was above the closing share price on the date of the repricing. No directors or executive officers of the Company were granted options which were subject to repricing.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. The use of FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not necessarily developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is equal to

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(9) STOCK OPTIONS AND STOCK REPURCHASE PLAN (CONTINUED)

(A) STOCK OPTION PLANS (CONTINUED)
or greater than the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

    Pro forma information regarding net income and earnings per share as required by the provisions of Statement 123, has been determined as if the Company had accounted for its employee stock options under the fair value method required by Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.0% and 5.2%; dividend yields of 0% and 0%, volatility factors of the expected market price of the Company's common stock of 0.46 and 0.57; and a weighted-average expected life of the option of approximately two years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                                     1996        1995
                                                                                  -----------  ---------
Pro forma net loss..............................................................  $  (280,116) $ (24,596)
Pro forma loss per share:
  Primary and fully diluted.....................................................        (7.23)     (0.62)

(B) STOCK REPURCHASES

    The Company implemented a stock repurchase plan in December 1994 which authorized the Company to repurchase up to 1,000,000 shares of the Company's common stock. Additionally, the Company was authorized to issue up to 1,000,000 put warrants. In 1994, the Company repurchased 310,000 common shares in the open market at a cost of $6,093. Additionally, in 1995 the Company acquired 695,000 shares including 225,000 obtained by exercised put warrants, at a cost of $13,150.

    Additionally during 1994, the Company sold 500,000 put warrants exercisable at $20 per share for an aggregate premium of approximately $713. In 1995, 25,000 of these warrants expired unexercised, 225,000 were exercised at $20 per share and repurchased as noted are included in the 695,000 shares above, and 250,000 warrants were settled for a net price of $1,032.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10) INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                                                               FOR THE YEARS ENDED DECEMBER
                                                                                            31,
                                                                              -------------------------------
                                                                                1996       1995       1994
                                                                              ---------  ---------  ---------
Current expense (benefit):
  Federal...................................................................  $ (40,839) $    (830) $  29,884
  State.....................................................................         --        (31)     3,877
                                                                              ---------  ---------  ---------
                                                                                (40,839)      (861)    33,761
Deferred expense (benefit)..................................................      5,558       (399)       439
                                                                              ---------  ---------  ---------
                                                                              $ (35,281) $  (1,260) $  34,200
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

    Deferred income tax expense (benefit) results from temporary differences in the recognition of revenue and expense for income tax and financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                                                FOR THE YEARS ENDED DECEMBER
                                                                                             31,
                                                                               -------------------------------
                                                                                 1996       1995       1994
                                                                               ---------  ---------  ---------
Revenue and expenses recognized for financial reporting purposes in a
 different period than for income tax purposes...............................  $   2,615  $    (550) $    (739)
Depreciation expense recognized for financial statement purposes on a straight-line basis and on an accelerated cost recovery basis for income tax
 purposes....................................................................      2,943        151      1,178
                                                                               ---------  ---------  ---------
                                                                               $   5,558  $    (399) $     439
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10) INCOME TAXES (CONTINUED)
    A reconciliation of income tax (benefit) expense and the amount that would be computed using the statutory Federal income tax rate is as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                         1996                   1995                  1994
                                                ----------------------  --------------------  --------------------
                                                     $           %          $          %          $          %
                                                -----------  ---------  ---------  ---------  ---------  ---------
Tax expense (benefit) at the statutory rate...  $  (109,538)     (35.0) $  (9,050)     (35.0) $  30,362       35.0
State and foreign income taxes, net of Federal
 income tax benefit...........................      (10,545)      (3.4)       (28)      (0.1)     2,520        3.2
Amortization of intangible assets not
 deductible for income tax purposes...........       17,316        5.6      2,585       10.0      1,422        1.6
Change in valuation allowance attributable to
 net operating loss carryforward, capital loss
 carryforward and other losses................       70,811       22.5      8,387       32.4         --         --
Tax exempt interest...........................       (5,784)      (1.9)    (3,629)     (14.0)      (653)       (.8)
Other.........................................        2,459        1.0        475        1.8        549         .4
                                                -----------  ---------  ---------  ---------  ---------        ---
                                                $   (35,281)     (11.2) $  (1,260)       4.9  $  34,200       39.4
                                                -----------  ---------  ---------  ---------  ---------        ---
                                                -----------  ---------  ---------  ---------  ---------        ---

    The Company deducted $1,346, $3,180 and $24,936 of stock option expense in 1996, 1995 and 1994, respectively, for stock option exercises.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are as follows:

                                                                                          1996       1995
                                                                                        ---------  ---------
DEFERRED TAX ASSETS -- CURRENT PORTION:
Accrued liabilities and claims payable................................................  $  10,925  $   9,548
Excess of tax basis over book basis of intangible assets..............................         --      2,344
Unrealized loss on investments available for sale.....................................      4,097         46
Income deferred for book basis........................................................      5,156      1,042
Other.................................................................................      5,354         --
                                                                                        ---------  ---------
Total gross deferred tax asset current................................................     25,532     12,980
Less valuation allowance..............................................................     (2,252)    (1,679)
                                                                                        ---------  ---------
Net deferred tax asset current portion................................................     23,280     11,301
                                                                                        ---------  ---------
DEFERRED TAX LIABILITIES -- LONG-TERM:
Excess of book basis over tax basis of identifiable intangible assets.................     (3,697)    (5,078)
Property and equipment................................................................     (2,943)    (2,198)
Other.................................................................................     (2,065)    (1,119)
                                                                                        ---------  ---------
Gross deferred tax liabilities -- long-term...........................................     (8,705)    (8,395)
                                                                                        ---------  ---------
DEFERRED TAX ASSETS -- LONG-TERM:
Excess of tax basis over book basis of intangible assets..............................      4,181      6,708
Accrued liabilities and claims payable................................................     34,134      6,327
Federal and state NOL carryforward....................................................     39,904         --
Less valuation allowance..............................................................    (76,946)    (6,708)
                                                                                        ---------  ---------
Net deferred tax asset long-term......................................................      1,273      6,327
                                                                                        ---------  ---------
Net deferred tax liabilities long-term................................................     (7,432)    (2,068)
                                                                                        ---------  ---------
Net deferred tax asset................................................................  $  15,848  $   9,233
                                                                                        ---------  ---------
                                                                                        ---------  ---------

The accompanying financial statements include a $79,198 valuation allowance at December 31, 1996, an increase of $70,811 over the December 31, 1995 valuation allowance balance. This increase arises primarily from an allowance against the recoverability of deferred tax assets relating to net operating loss carryforwards, capital loss carryforwards and losses generated from claims which may not be fully recoverable within a fifteen year, five year and fifteen year carryforward period, respectively. Additionally, at December 31, 1996, the Company had an income tax receivable of approximately $42,274 which compares to an approximate $20,600 income tax receivable balance at December 31, 1995. This increase in income tax receivable is attributable to the Company's ability to carryback the current year net operating loss to refund prior years' taxes paid. Additionally, income tax receivables at December 31, 1996 of approximately $4,700 were assumed by the Company as part of the assumption of net workers' compensation liabilities as described in note 22.

    At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $97,000 which are available to offset future taxable income through the year 2011, when any unused amounts expire. Net operating losses for alternative minimum tax purposes at

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(10) INCOME TAXES (CONTINUED)
December 31, 1996 approximated $80,000 and also expire in 2011. Since most states in which the Company operates do not permit the carryback of net operating losses, the state net operating losses approximate $211,000 and likewise expire in 2011.

(11) RELATED PARTY TRANSACTIONS

    The Company provided management services to Physicians Medical Group (PMG), formerly Physicians Clinic of Texas (PCT). Management fees amounted to approximately $10, $63 and $63 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company had guaranteed bank debt of PMG which had an outstanding balance of $568 at December 31, 1991. During the year ended December 31, 1992, PCA/Texas advanced funds to PCT under a $1,000 line of Credit Agreement. PMG used these funds to pay off the above mentioned bank debt. PCA/Texas received a 9% note receivable from PMG payable in monthly installments of interest only beginning on February 1, 1992 and ending on January 1, 1993. Beginning on January 31, 1993, the note is payable in monthly installments that amortize the unpaid balance over 36 months. The carrying amount of the receivable amounted to $439 and $627 at December 31, 1996 and 1995, respectively, and is included in statutory deposits and other assets on the accompanying consolidated balance sheets.

(12) EMPLOYEE BENEFIT PLAN

    On March 1, 1990, the Company adopted a 401(k) Profit Sharing Plan ("Plan"). All employees as of March 1, 1990 were able to participate in the Plan. Employees employed after March 1, 1990 who have completed one year of service, during which a minimum of 1,000 hours are worked, may participate in the Plan on semi-annual enrollment dates, January 1 and July 1 of each year. Employees may contribute up to 15% of their annual compensation, not to exceed $9,500, to the Plan. The Company will match up to 50% of an employee's elected contribution to a maximum of 7% of the employee's compensation. The Company's matching contribution vests to the employee at 25% per year of service. Service with the Company prior to March 1, 1990 is used in determining total years of service for vesting purposes. For the years ended December 31, 1996, 1995 and 1994, the Company made matching contributions to the Plan totaling $1,551, $1,814 and $953, respectively.

    Effective January 1, 1996, the Company entered into salary continuation agreements with its key employees. These agreements provide for the payment of a severance benefit upon a change in control of the Company, should the employee be demoted or terminated without good cause. The severance benefit includes a payment of up to 18 months of salary, the continuation of eligibility for participation in the Company's benefit programs and compensation for the value of all unvested stock options at the employee's termination date. The benefits are ratably decreased commencing 12 to 24 months subsequent to a change in control and expire no later than 42 months after a change of control.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(13) MEDICAL COSTS

    Medical costs consist of the following:

                                                                                DECEMBER 31,
                                                                    ------------------------------------
                                                                        1996         1995        1994
                                                                    ------------  ----------  ----------
Physician services................................................  $    458,668  $  300,213  $  212,393
Medical...........................................................       651,058     559,734     320,257
Clinic operations.................................................            --          --      32,130
Reinsurance premiums, net of recoveries...........................        (1,986)      1,283      (2,712)
Coordination of benefits and subrogation benefits.................       (18,022)     (5,225)     (9,839)
Indemnity health costs............................................        40,810      22,913      10,135
                                                                    ------------  ----------  ----------
                                                                    $  1,130,528  $  878,918  $  562,364
                                                                    ------------  ----------  ----------
                                                                    ------------  ----------  ----------

(14) COMMITMENT AND CONTINGENCIES

    OPM AUDIT

    The Company's subsidiary, PCA/Texas, was audited in May 1992 by the Office of Personnel Management (OPM) with respect to whether the premium rates charged for Federal employee members for contract years 1987 through 1991 by PCA/Texas were in accordance with the terms of the underlying contract. OPM asserted PCA/Texas billings for subscriber premiums for the Federal employees exceeded contractually allowable rates by approximately $3,200 including interest foregone in the aggregate for the five-year period under audit.

    Determination of allowable premium rates under the contract involves certain judgmental factors including actuarial computations as well as interpretive matters under the contract and related regulations. The Company has assessed the OPM claim arising from the audit and has paid approximately $2,600 to the OPM to settle all aspects of the audit except the interest forgone component Management believes the amount, if any, to fully settle this matter will not be material to the Company's financial position. The Company believes that its accrual for OPM related assessments is adequate.

    MALPRACTICE CLAIMS

    Malpractice claims have been asserted against the Company by various claimants. These claims are at various stages of processing, and some may ultimately be brought to trial. In the opinion of counsel, the outcome of these actions will not have a significant effect on the consolidated financial position or results of operations of the Company. Incidents occurring through December 31, 1996 may result in the assertion of additional claims. No accrual has been made for possible losses attributable to incidents that may have occurred but that have not been identified because the amount is not reasonably estimated. The Company has professional liability insurance for potential claims incurred in connection with its operations, which covers claims made during the policy period. The Company intends to keep such insurance in force during the foreseeable future.

    CONCENTRATION OF CREDIT RISK

    The Company's HMO subsidiaries are party to a variety of agreements with publicly traded physician practice management companies and other provider groups. These agreements which include global capitation arrangements transfer a substantial portion of the underwriting risk to these entities in exchange for a percentage of premiums. The Company monitors the credit risk associated with the

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(14) COMMITMENT AND CONTINGENCIES (CONTINUED) obligations incurred by these entities and has taken measures to ensure the Company is protected in the event these entities become insolvent. The Company has obtained letters of credit and/or maintains fiduciary control over certain of the entities' liquid assets which would enable the Company to mitigate its exposure to credit risk from these entities in the event they become unable to meet their contractual obligations. Additionally in 1996, the Company was party to a variety of reinsurance agreements with third party reinsurers. These reinsurance companies are believed to be financially sound and have earned an A.M. Best A-rating or higher.

(15) FOURTH QUARTER ADJUSTMENTS AND QUARTERLY OPERATING RESULTS (UNAUDITED)

    In the fourth quarter of 1996, the Company recorded a $145.9 million charge relating to its workers' compensation operations. Approximately, $50.9 million of this charge has been reflected as a component of the loss from the assumption of net workers' compensation liabilities in the accompanying statement of operations. Additionally in the fourth quarter of 1996, the Company wrote off approximately $39.0 million of intangible assets relating to PCA/Solutions (see note 20). Quarterly operating results for the year ended December 31, 1996 are as follows:

                                                          DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                              1996           1996          1996        1996
                                                          -------------  -------------  ----------  ----------
Revenues................................................   $   365,116    $   362,080   $  348,189  $  378,923
Operating loss..........................................      (175,015)      (127,367)      (2,375)     (4,607)
Earnings (loss) before income taxes.....................      (179,999)      (126,026)       1,683      (8,624)
Income tax benefit (expense)............................        (2,574)        30,512        3,653       3,690
Net earnings (loss).....................................      (182,573)       (95,514)       5,336      (4,934)
Net earnings (loss) per common and common equivalent
 shares assuming full dilution..........................   $     (4.70)   $     (2.44)  $     0.14  $    (0.13)
                                                          -------------  -------------  ----------  ----------
                                                          -------------  -------------  ----------  ----------

    In the fourth quarter of 1995, the Company recorded two material adjustments: (i) as discussed in note 20, the Company established a $25.9 million provision for the impairment of long lived assets relating to the goodwill recorded on the books at PCA/Alabama, (ii) health premium revenue and receivables were reduced by $11.0 million which related exclusively to the Company's Florida HMO operations and pertained to commercial health premiums which were over billed during the first three quarters of 1995. This adjustment related to the Company's Florida HMO commercial health plan billings and collections. Quarterly operating results for the year ended December 31, 1995 reflecting a

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(15) FOURTH QUARTER ADJUSTMENTS AND QUARTERLY OPERATING RESULTS
     (UNAUDITED) (CONTINUED)
restatement of the first three quarters of 1995 for these premium and receivables adjustments are as follows:

                                                                              AS RESTATED
                                                          ----------------------------------------------------
                                                          DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                              1995           1995          1995        1995
                                                          -------------  -------------  ----------  ----------
Revenues................................................   $   330,640    $   310,537   $  299,904  $  275,468
Operating income (loss).................................       (41,968)          (176)      12,358      12,780
Earnings (loss) before income taxes.....................       (44,180)        (2,646)       9,971      10,999
Income tax benefit (expense)............................         7,710          1,437       (3,292)     (4,595)
Net earnings (loss).....................................       (36,470)        (1,209)       6,679       6,404
Net earnings per common and common equivalent shares
 assuming full dilution.................................   $     (0.92)   $     (0.03)  $     0.17  $     0.16
                                                          -------------  -------------  ----------  ----------
                                                          -------------  -------------  ----------  ----------

    The calculation of earnings per share for each period presented are performed independently. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

(16) RESTRICTED NET ASSETS OF REGULATED SUBSIDIARIES

    The Company's regulated subsidiaries are required to maintain certain levels of regulatory capital for statutory purposes. Consequently, net assets of consolidated subsidiaries amounting to approximately $64,075 and $43,910 were not available for transfer to PCA at December 31, 1996 and 1995, respectively. Additionally, PCA P&C's assets are fully restricted from transfer to the Company and are subject to oversight by the Florida Department of Insurance (Florida
DOI) (see note 22).

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(17) SIGNIFICANT CONTRACTS

    The Company's HMO subsidiaries operating in Florida provide health services to approximately 143,000 members whose premiums are paid by the State of Florida's Agency for Health Care Administration ("AHCA") through its Medicaid program. For the years ended December 31, 1996, 1995 and 1994, the Company received approximately $202,500, $270,000 and $298,000, respectively, pursuant to its contract to provide health care services to Medicaid members. There can be no assurance that AHCA will renew the Company's Medicaid contract, which expires on June 30, 1997. However in February 1997, AHCA announced its intent to award a 30-month contract to the Company at premium rates approximately 3% less than current contract rates. The Company does not expect the contract to commence before the second quarter of 1997. The existing contract is also subject to termination upon 90 days' notice by either party without cause or upon 24 hours notice by the AHCA in case of the Company's breach or if funds become unavailable to finance the contract. In the event of such termination, the Company will be paid a mutually agreed upon amount for partial performance of the contract. If the contract is terminated by the AHCA for cause, the Company is obligated to pay liquidated damages of up to 25% of the total contract price and to reimburse the AHCA for any federal disallowances or sanctions. However, the Company anticipates renewing such contracts and has been successful in renewing its contracts and expanding the service areas for Florida's Medicaid beneficiaries throughout the State. Future levels of Medicaid payments may be affected by government efforts to contain medical costs, and may further be affected by state and federal budgetary constraints, and such payments cannot be predicted with certainty. The loss or modification of the Company's Medicaid contracts or termination or modification of the Medicaid program, including, without limitation, a reduction in premium rates from the State of Florida, could have a material adverse effect on the Company. During 1995, the Medicaid premium rate for the contract year ending June 30, 1996 was significantly reduced from the rate for the contract year ended June 30, 1995. This reduction had a material adverse effect on the Company. There can be no assurance that future decreases will not occur.

    The Company's HMO subsidiaries in Florida and Texas provide health services to approximately 60,000 Medicare members whose premiums are paid by the Federal government. For the years ended December 31, 1996, 1995 and 1994, the Company received approximately $317,300, $197,500 and $82,200, respectively, from the Federal government pursuant to the terms of its contracts to provide health care services to Medicare members. The Medicare contracts renew annually on January 1 of each year and while the Company expects these contracts to be renewed, there can be no assurance that the Federal government will not terminate its contract or reduce the monthly premium rate per member it pays the Company.

    The Company's HMO subsidiary in Puerto Rico provides health services to approximately 269,000 Medicaid members in the territory's central region. For the year ended December 31, 1996 and 1995, the Company received approximately $136,400 and $4,800, respectively, from the Commonwealth of Puerto Rico, pursuant to the terms of its contract to provide health services to these members. This contract expired on March 31, 1997. In February 1997, the Company was awarded a two-year contract effective April 1, 1997 to provide health care services to these members and to approximately 145,000 additional members in the territory's southeast region. The Company expects premium rates during this contract for these members to be approximately 1% less than the 1996 rates. While the Company expects this contract to be renewed in the future, there can be no assurance the contract will be renewed nor premium rate decreases will not occur. In conjunction with receiving the contract, the Company has

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(17) SIGNIFICANT CONTRACTS (CONTINUED)
agreed to capitalize its Puerto Rico HMO subsidiary with additional funds of approximately $5,000 by the end of the second quarter of 1997.

(18) COMMON STOCK SHAREHOLDER RIGHTS PLAN

    On January 13, 1995, the Company adopted a Shareholder Rights Plan ("Plan"). The Plan is designed to enable the Company and its Board of Directors to develop and preserve long-term values for stockholders and to protect stockholders in the event an attempt is made to acquire control of the Company through certain coercive or unfair tactics or without an offer of fair value to all stockholders. Under the terms of the Plan, each stockholder of record at the close of business on January 27, 1995, received as a dividend, one right for each share of common stock held. The rights expire on January 13, 2005. Each right entitles the holder to buy from the Company one share of common stock at an exercise price of $95.00 per share. The rights will attach to and trade with the common stock and will not detach from the common stock and become exercisable until after a person or group acquires 15% of the Company's common stock or begins a tender offer that would result in ownership of at least 15% of the Company's common stock. If any person or group were to acquire 15% (except pursuant to a tender offer for all outstanding shares of Company common stock at a price and on terms determined to be fair by a majority of PCA's independent directors), each right (except those held by the acquiring person) would then entitle its holder to purchase, for the $95.00 exercise price, the number of shares of Company common stock having twice the value of the exercise price. Additionally, if the Company is acquired in a merger or other business-combination transaction, or sells more than 50% of its assets or earning power to any person, each right will entitle its holder to purchase for the $95.00 exercise price, the number of shares of common stock of the acquiring company having twice the value of the exercise price. The Company may redeem the rights at $0.02 per right at any time on or prior to the tenth business day following the acquisition of 15% or more of its common stock or commencement of a tender offer for at least 15% ownership of the Company. Once the trigger has been activated and prior to a person or group becoming the beneficial owner of 50% or more of the Company's common stock, the Board of Directors may, in lieu of allowing the rights to be exercised, issue one share of common stock in exchange for (and in mandatory redemption of) all or any pro rata portion of the rights.

(19) DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments are stated at their estimated fair value as follows:

    CASH, CASH EQUIVALENTS AND INVESTMENTS

    The carrying amount approximates fair value because of the short maturity of those instruments.

    STATUTORY DEPOSITS

    Statutory deposits are comprised of short-term certificates of deposit, U.S. Treasury securities and other short-term investments which are held under the control of various state regulatory agencies in accordance with various HMO regulations. The carrying amount approximates fair value because of the short maturity of the underlying instruments.

    LONG-TERM DEBT

    The carrying amount approximates fair value because the interest rate is adjustable on the significant portion of such debt.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(19) DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) CLAIMS PAYABLE

    The carrying amount of health claims payable amount approximates fair value because of the short payment period. The other claims payable, primarily workers' compensation includes undiscounted amounts which are payable over a 7-10 year period. The discounted value of such liabilities would be approximately $75,000 less than the carrying value.

(20) IMPAIRMENT OF LONG LIVED ASSETS

    The Company has performed an analysis of the future recoverability of the goodwill and other intangible assets previously recorded on the books of its subsidiaries; PCA Solutions and PCA P&C. Using discounted cash flow methods, the Company determined that approximately $39,000 of goodwill and intangible assets associated with PCA Solutions' workers' compensation third party administration business has been impaired by the expected future decrease in underlying premium revenue. This write off resulted from the overall impairment of the Company's investment in its P&C subsidiary (see note 22).

    In December 1995, the Company announced its intention to sell its HMO operations in Alabama and Georgia. This decision was made after the Company's unsuccessful bid for the Champus Regions 3 and 4 health services contract elevated the Company's strategic commitment to concentrate on its core health plan business' in Florida, Texas and Puerto Rico. After determining the value of PCA Alabama's expected future operations was diminished as a result of not being awarded the Champus contract, the Company recorded a $25,900 charge in 1995 reflecting an impairment of PCA/Alabama's intangible assets. This impairment was determined by comparing the carrying value of PCA Alabama's net assets to their expected net realizable value. The Company estimated the net realizable value of PCA Alabama's net assets by utilizing discounted cash flow and comparable sales analysis.

    The carrying value of the net assets of PCA/Alabama and PCA/Georgia were approximately $14,000 and $5,000, respectively, at December 31, 1995 and these assets were held in the Company's Health Plans segment. During 1996, 1995 and 1994, PCA/Alabama and PCA/Georgia incurred pretax operating losses (including the $25,900 write down of goodwill in 1995) of approximately $8,900, $39,400 and $4,800, respectively. PCA completed the sale of PCA/Alabama and PCA/Georgia during 1996 (see note 3).

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(21) SEGMENT INFORMATION

    The Company operates principally in three segments; providing health care services to its health plan members, providing third-party administration services to workers' compensation self-insured funds and the writing of workers' compensation insurance. The following table sets forth information about the Company's operating segments for the years ended December 31,:

                                                             WORKERS'
                                            WORKERS'       COMPENSATION                  ADJUSTMENTS
                                          COMPENSATION     AND RELATED       OTHER           AND
                           HEALTH PLANS  ADMINISTRATION     INSURANCE      BUSINESSES   ELIMINATIONS   CONSOLIDATED
                           ------------  ---------------  --------------  ------------  -------------  -------------
                                                                (IN THOUSANDS)
1996
Sales to unaffiliated
 customers...............  $1,292,914       $  41,045       $   81,566     $  12,822     $      --      $1,428,347
Operating income
 (loss)..................     (40,017)        (32,540)(2)     (250,887)(3)     14,197(4)       (117)      (309,364)
Interest expense.........          --              --               --            --            --         (13,738)
Other income (expense)...          --              --               --            --            --          10,136(6)
Loss before income
 taxes...................          --              --               --            --            --        (312,966)
Identifiable assets......     414,148         104,002          862,896        41,948       (68,007)(5)   1,354,987
Depreciation and
 amortization............      10,548           8,112              358         3,479            --          22,497
Capital expenditures.....       6,881           4,875               --         3,063            --          14,819

1995
Sales to unaffiliated
 customers...............   1,038,637          74,523           68,872        15,915            --       1,197,947
Operating income
 (loss)..................     (57,120)(1)       11,923          13,810        14,541(4)       (160)        (17,006)
Interest expense.........          --              --               --            --            --          (9,113)
Other income (expense)...          --              --               --            --            --             263
Loss before income
 taxes...................          --              --               --            --            --         (25,856)
Identifiable assets......     452,681         119,967          286,866        22,217       (32,069)(5)     849,662
Depreciation and
 amortization............      14,354           6,874              101         1,935            --          23,264
Capital expenditures.....       9,138          13,241               --         4,286            --          26,665

1994
Sales to unaffiliated
 customers...............     760,669          32,111           14,355         6,963            --         814,098
Operating income
 (loss)..................      64,349           9,439            4,541        10,556(4)         --          88,885
Interest expense.........          --              --               --            --            --          (2,107)
Other income (expense)...          --              --               --            --            --             (31)
Income before income
 taxes...................          --              --               --            --            --          86,747
Identifiable assets......     429,353          94,599          101,668        29,696       (10,338)(5)     644,978
Depreciation and
 amortization............       9,300           2,289                7         1,025            --          12,621
Capital expenditures.....      15,473           2,385               --         2,002            --          19,860

------------------------

(1) Includes a $25,863 write down of goodwill related to the PCA/Alabama operations which were sold in 1996.

(2) Includes $39,000 write down of goodwill related to PCA/Solutions which became impaired as a result of the loss on assumption of net workers' compensation liabilities.

(3) Includes $180,900 loss on assumption of net workers' compensation liabilities.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(21) SEGMENT INFORMATION (CONTINUED)
(4) Results include management fees charged to health plans and workers' compensation subsidiaries.

(5) Results from intercompany balances and reclassifications.

(6) Includes $12,352 gain on the 1996 sale of PCA/Georgia, PCA/Alabama and PFI.

(22) WORKERS' COMPENSATION OPERATIONS

    LOSS ON ASSUMPTION OF NET WORKERS' COMPENSATION LIABILITY

    In 1994 and 1995, the Company acquired four workers compensation third party administration (TPA) companies and a property and casualty insurance (PCA/P&C) company. These subsidiaries became the Company's workers compensation division. In 1994 and 1995 these companies earned the majority of their revenues and earnings from investment earnings and TPA service fees for services provided to a number of self insured funds and employer groups in the Southeastern United States including; the Florida Business Mutual Insurance Company (FBM), the Florida Auto Dealers Self Insured Fund (FADA), and the Florida Builders and Employers Mutual Insurance Company (FBE) (collectively the "Funds"). These Funds had been managed by the acquired TPA companies since 1978. As regulatory and legal changes occurred in Florida, competition increased in the Florida market place and the Company evaluated its strategic options to preserve its TPA service fee revenue base from the employer groups of these funds. As a result of this evaluation, in January 1996, the Company, through PCA/P&C, began providing primary workers compensation insurance coverage to employer groups in Florida who previously were self insured through the Funds. In conjunction with providing this new risk product, the Company entered into quota share arrangements with five reinsurers whereby 25% of the premiums and 25% of the claims costs are retained by the Company and the remaining 75% is ceded to the reinsurers. In 1995, the assets and liabilities of FADA were assumed by the Company.

    Throughout 1996, the Company continued to provide TPA services to the Funds to run off the claims liabilities remaining in the Funds. As part of its evaluation of its entire workers compensation operations in Florida, the Company determined it was necessary to preserve its TPA service revenue and further that it was in the best interest of the Company and the Funds policyholders to assume the net liabilities of the Funds. On November 1, 1996, the Company entered into various arrangements to assume, effective September 30, 1996, financial responsibility for the net liabilities of FBM and FBE. These agreements include an asset guaranty agreement between PCA/P&C and FBE.

    An actuarial evaluation indicated that FBE's liabilities exceeded its assets by approximately $130,000 on a pre-tax undiscounted basis as of September 30, 1996. Accordingly, PCA recorded a loss on assumption of net workers' compensation liabilities of $100,000 (net of a $30,000 income tax benefit) in the third quarter of 1996, as it had determined the future recoverability of this deficit could not be assured. All assets and liabilities and operating results of the FBE and FBM have been consolidated in the accompanying consolidated balance sheet.

    In response to its evaluation of the long-term prospects of the Florida workers' compensation insurance risk, in November 1996, the Company ceased writing all workers' compensation insurance products and to focus its workers' compensation division on providing TPA services to its current and future customer base, eliminating the Company's future exposure to workers' compensation underwriting risks.

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(22) WORKERS' COMPENSATION OPERATIONS (CONTINUED)
    As a result of a further actuarial evaluation of all of PCA/P&C's claims liabilities through December 31, 1996, PCA P&C recorded an additional $145,900 pretax charge in the fourth quarter of 1996. Of this charge, approximately $50,900 related to the claims associated with the Funds' liabilities which were assumed by PCA in September 1996 and $95,000 related primarily to claims for other workers' compensation related insurance products.

    As a result of the total 1996 loss on assumption of net workers' compensation liabilities of approximately $180,900 PCA/P&C has a deficit of approximately $121,100 at December 31, 1996 and has been rendered insolvent under Florida statutory accounting standards. In November 1996, State of Florida Department of Insurance ("DOI") placed PCA/P&C under administrative supervision permitting the DOI to exercise comprehensive regulatory oversight functions with respect to PCA/P&C's operations, claims payments and expenditures.

    Accordingly, in response to its evaluation of the long-term prospects of the Florida workers' compensation insurance risk, and as per its agreement with the DOI, in the fourth quarter of 1996, PCA ceased writing new or renewal workers' compensation insurance risk products and is focusing its efforts on providing TPA services to its current and future customer base. To this end, in November 1996, PCA entered into five-year agreements with ZCIC, a subsidiary of an A.M. Best "A" rated insurance company, whereby PCA provides administrative and management services to ZCIC in exchange for a fee based on a percentage of net earned premiums, as defined. Under these agreements, the renewal of insurance coverage to PCA's existing Florida workers' compensation policyholders and the providing of workers' compensation insurance coverage to new customers will be underwritten by ZCIC. PCA believes that this strategy will eliminate PCA's additional exposure to workers' compensation underwriting risks while preserving its Florida workers' compensation TPA business.

    The Company is evaluating several alternatives regarding the future operations of its Workers' Compensation Insurance Segment. These alternatives include selling its segment operations by permitting the Florida Department of Insurance (FDOI) to place the segment under its ownership and control and commute all net liabilities of the segment to the FDOI or complete a plan to rehabilitate the operations of the segment and resume future Workers' Compensation insurance related business. The Company expects to complete its analysis of its strategic options during the second quarter of 1997.

    WORKERS' COMPENSATION AND RELATED INSURANCE PREMIUM REVENUES AND CLAIMS
    COSTS

        The Company records its primary and reinsurance premiums net of quota share and reinsurance arrangements. The components are as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                                1996       1995       1994
                                                                             ----------  ---------  ---------
Workers' compensation premiums.............................................  $  289,553  $  51,262  $  16,986
Premiums ceded.............................................................    (214,730)    (8,490)    (2,806)
                                                                             ----------  ---------  ---------
Net premiums...............................................................  $   74,823  $  42,772  $  14,180
                                                                             ----------  ---------  ---------
                                                                             ----------  ---------  ---------

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(22) WORKERS' COMPENSATION OPERATIONS (CONTINUED)
    The Company records its workers' compensation claims expenses net of quota share and reinsurance arrangements as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                              1996        1995        1994
                                                                           -----------  ---------  ----------
Gross workers' compensation claims expense...............................  $   291,417  $  34,996  $   10,492
Claims and costs ceded (recoverable).....................................     (188,167)    (5,325)     (1,728)
                                                                           -----------  ---------  ----------
Net claims expense.......................................................  $   103,250  $  29,671  $    8,764
                                                                           -----------  ---------  ----------
                                                                           -----------  ---------  ----------

    The Company records its workers' compensation claims and related reinsurance and other recoverables on a gross basis in the accompanying consolidated financial statements. The recoveries are estimated on paid and unpaid losses based upon terms of the underlying contracts. Virtually all of the recoveries recorded in the accompanying consolidated financial statements are due from A.M. Best A-rated reinsurers and the Florida Special Disability Trust Fund (SDTF). The Company regularly monitors the credit risk of these entities in assessing the recoverability of amounts due. The reinsurance and other recoverables reflected in the accompanying consolidated financial statements includes estimated recoveries from the SDTF of approximately $50,000. Over the past few years, the Florida Legislature has been evaluating the SDTF and its ability to fund workers' compensation claims by insurers. The Company's ability to ultimately recover amounts from the SDTF are partially dependent upon future legislative actions taken by the State of Florida.

(23) SUBSEQUENT EVENTS

    On January 10, 1997, the Company entered into an agreement whereby PCA borrowed $16,750 from Sierra. The loan which is due upon demand bears interest at 8.25% and is subordinated to the prior payment in full of the Company's bank Credit Facility described in Note 7. The Company used the proceeds of this borrowing to make a $16,750 principal payment on its bank Credit Facility on January 10, 1997.

    On February 14, 1997, the Company entered into an agreement which amended its Credit Facility by extending the maturity date to April 30, 1997 and increasing the interest rate payable to prime plus 1%. The Company paid a fee equal to 1% of the then outstanding debt balance for such amendment.

    As a result of the termination of the Merger Agreement with Sierra, the Company became in default of its Credit Facility. Effective March 1, 1997, the Company's Credit Facility debt incurs interest at the default rate of prime plus 3%.

    In April 1997, the Credit Facility lenders agreed to further modify the Credit Facility to: (i) extend the maturity date to October 1, 1997, (ii) increase the interest rate payable to prime plus 3% through July 1997 and to prime plus 4% through September 1997, and (iii) require the Company to pay a fee equal to 1% of the outstanding Credit Facility principal balance on the date of amendment and in certain circumstances on July 31, 1997.

    In February 1997, as a result of PCA's announcement of an anticipated additional loss in its Workers' Compensation Insurance segment arising from the additional fourth quarter charges noted above, the DOI obtained a Florida circuit court order which requires PCA/P&C to submit a corrective action plan by April 2, 1997 and to attend a hearing on May 2, 1997 to show cause why the DOI should not place PCA/

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(23) SUBSEQUENT EVENTS (CONTINUED)
P&C under State Rehabilitation. Additionally, the court issued an automatic stay of all actions or proceedings against PCA/P&C to remain in effect until further order by the court.

    On November 2, 1996, the Company signed a definitive agreement to merge with Sierra, a managed care company with primary operations in Nevada. During March 1997, the Merger Agreement with Sierra was terminated. The Company has filed a lawsuit against Sierra for material breach of several provisions of the Merger Agreement, and is seeking among other things, monetary damages for recovery of the Company's costs and fees due from Sierra to the Company. Sierra has also filed a lawsuit against the Company seeking monetary damages. The ultimate outcome of this matter is not determinable at this time.