Form 10-K405/A
period 1996-12-31
PHYSICIAN CORPORATION OF AMERICA /DE/
filed 1997-04-17
CIK 812929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A1


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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PHYSICIAN CORPORATION OF AMERICA
                         ANNUAL REPORT ON FORM 10-K/A1
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1996


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

                                          PHYSICIAN CORPORATION OF AMERICA


Date: April 15, 1997                                 By/s/E. Stanley Kardatzke, M.D.
                                                       E. Stanley Kardatzke, M.D.,
                                                          CHAIRMAN OF THE BOARD,
                                                         CHIEF EXECUTIVE OFFICER


    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      By /s/E. Stanley Kardatzke, M.D.                     Date: April 15, 1997
         E. Stanley Kardatzke, M.D.
  PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

         By /s/Peter E. Kilissanly                         Date: April 15, 1997
            Peter E. Kilissanly
           PRESIDENT AND DIRECTOR

         By /s/Clifford W. Donnelly                        Date: April 15, 1997
            Clifford W. Donnelly
       SR. VICE PRESIDENT OF FINANCE
          CHIEF FINANCIAL OFFICER

           By /s/Jay M. Grobowsky                          Date: April 15, 1997
              Jay M. Grobowsky
         VICE PRESIDENT OF FINANCE

        By /s/George J. Farha, M.D.                        Date: April 15, 1997
           George J. Farha, M.D.
                  DIRECTOR

       By /s/William C. Loewen, M.D.                       Date: April 15, 1997
          William C. Loewen, M.D.
                  DIRECTOR

           By /s/Clark R. Mandigo                          Date: April 15, 1997
              Clark R. Mandigo
                  DIRECTOR

                             INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 AND SCHEDULES


                                                                                  PAGE
                                                                                  -----
FINANCIAL STATEMENTS:

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

  Consolidated Statements of Operations for the years ended December 31,
    1996, 1995 and 1994......................................................         F-5

  Consolidated Statements of Stockholders' Equity (Deficit) for the years
    ended December 31, 1996, 1995 and 1994...................................         F-6

  Consolidated Statements of Cash Flows for the years ended December 31,
    1996, 1995 and 1994......................................................         F-7

  Notes to Consolidated Financial Statements.................................         F-8

SCHEDULES:

  Schedule I Condensed Financial Information of Registrant...................         S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Physician Corporation of America:


    We have audited the accompanying consolidated balance sheets of Physician Corporation of America and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996 and the financial statement schedule listed in Item 14(a) of the Company's 1996 annual report on Form 10-K/A1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.


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


    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physician Corporation of America and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



    The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is seeking alternatives to meet its obligations to its credit facility lenders which are due October 1, 1997. Such alternatives include obtaining debt or equity financing, completing a merger transaction or selling certain assets. As discussed in Note 23, the Company has submitted a corrective plan to the State of Florida Department of Insurance
(DOI) to show cause why the DOI should not place the Company's workers' compensation insurance subsidiary under state rehabilitation. In addition, the Company has suffered significant recent losses and has a deficiency in equity as of December 31, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 23. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                            KPMG PEAT MARWICK LLP

Miami, Florida

April 14, 1997

                 PHYSICIAN CORPORATION OF AMERICA (PARENT ONLY)
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED BALANCE SHEET INFORMATION
                        AS OF DECEMBER 31, 1996 AND 1995


                                                                                              1996         1995
                                                                                           -----------  ----------
                                                                                               (IN THOUSANDS)
                                         ASSETS
Cash.....................................................................................  $     1,325  $      152
Accounts receivable......................................................................          416          12
Due from subsidiaries....................................................................        6,089      17,790
Deferred income taxes....................................................................       11,780         839
Other current assets.....................................................................          937         390
                                                                                           -----------  ----------
  Total current assets...................................................................       20,547      19,183
                                                                                           -----------  ----------
Investments in subsidiaries..............................................................       51,465     347,800

Property and equipment, net..............................................................        5,723       5,022
Intangibles assets, net..................................................................       12,908      14,425
Other....................................................................................          739       2,144
                                                                                           -----------  ----------
  Total assets...........................................................................  $    91,382  $  388,574
                                                                                           -----------  ----------
                                                                                           -----------  ----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses....................................................  $     2,368  $    4,267
Due to subsidiaries......................................................................       13,658       7,742
Current portion of long-term debt........................................................      118,695      16,782
Income tax payable.......................................................................        3,916       3,728
Other current liabilities................................................................       10,824       1,977
                                                                                           -----------  ----------
  Total current liabilities..............................................................      149,461      34,496

Long-term debt and capital leases........................................................          146     143,650
Deferred covenant income.................................................................        2,937         125
Deferred income taxes....................................................................        3,670         134
                                                                                           -----------  ----------
  Total liabilities......................................................................      156,214     178,405
                                                                                           -----------  ----------
Common stock.............................................................................          388         386
Additional paid-in capital...............................................................      136,435     137,826
Unrealized gain on investments...........................................................        1,182         464
Treasury stock...........................................................................       (9,210)    (12,565)
Retained earnings (deficit)..............................................................     (193,627)     84,058
                                                                                           -----------  ----------
  Total stockholders' equity (deficit)...................................................      (64,832)    210,169
                                                                                           -----------  ----------
Total liabilities and stockholders' equity...............................................  $    91,382  $  388,574
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                 PHYSICIAN CORPORATION OF AMERICA (PARENT ONLY)
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENTS OF OPERATIONS AND SHAREHOLDERS' EQUITY (DEFICIT)
                                  INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                  1996         1995        1994
                                                                               -----------  ----------  ----------
                                                                                         (IN THOUSANDS)
Revenues:
  Management fees -- intercompany............................................  $    55,075  $   42,784  $   27,569
  Other revenues.............................................................        2,397       3,163       5,747
                                                                               -----------  ----------  ----------
    Total revenues...........................................................       57,472      45,947      33,316
Expenses:
  Administrative expenses....................................................      (38,035)    (24,614)    (14,854)
  Depreciation and amortization..............................................       (3,156)     (1,877)     (1,002)
  Interest expense...........................................................      (12,255)     (6,564)     (1,240)
  Gain on sale of subsidiaries...............................................       12,352      --          --
  Other expense..............................................................       (3,320)     (2,021)     (2,227)
  Equity in income (losses) of subsidiaries..................................     (289,028)    (30,580)     43,924
                                                                               -----------  ----------  ----------
Earnings (loss) before income taxes..........................................     (275,970)    (19,709)     57,917
Income tax (expense).........................................................       (1,715)     (4,887)     (5,370)
                                                                               -----------  ----------  ----------
  Net earnings (loss)........................................................     (277,685)    (24,596)     52,547
Stockholders' equity, beginning of year......................................      210,169     233,548     185,942
Exercise of stock options....................................................        1,966       2,307      12,001
Purchase of treasury stock...................................................      --           (7,618)     (6,093)
Change in unrealized gain/loss on marketable securities......................          718       2,026      (1,562)
Issuance/exercise of put warrants............................................      --            4,502      (9,287)
                                                                               -----------  ----------  ----------
Stockholders' equity (deficit), end of year..................................  $   (64,832) $  210,169  $  233,548
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

                 PHYSICIAN CORPORATION OF AMERICA (PARENT ONLY)
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONDENSED STATEMENTS OF CASH FLOW INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                  1996        1995        1994
                                                                               -----------  ---------  -----------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) earnings........................................................  $  (277,685) $ (24,596) $    52,547
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization..........................................        3,156      1,877        1,002
      Gain on sale of subsidiaries...........................................      (12,352)    --          --
      Deferred income taxes..................................................       (7,405)    (1,058)       1,959
      Changes in working capital:
        Accounts receivable..................................................         (404)        24          103
        Due from/to subsidiaries.............................................       17,617     (2,064)      (6,986)
        Income taxes receivable/payable......................................          188      3,140        4,275
        Accounts payable, accrued expenses and other current liabilities.....       (1,899)     3,807        4,597
      Other changes in assets and liabilities................................       12,517     (6,886)       2,602
                                                                               -----------  ---------  -----------
        Net cash (used in) provided by operating activities..................     (266,267)   (25,756)      60,099
                                                                               -----------  ---------  -----------

Cash flows from investing activities:
  Purchase of investments....................................................      --          --           (5,707)
  Sale/maturity of investments...............................................      --          --            6,782
  Change in net assets of subsidiaries.......................................      301,184    (23,968)     (63,408)
  Purchase of property and equipment.........................................       (2,340)    (5,504)        (508)
  Acquisition of subsidiaries, net of cash acquired..........................      --         (27,868)    (108,116)
  Dispositions, net of cash sold.............................................        8,645     --          --
                                                                               -----------  ---------  -----------
      Net cash (used in) provided by investing activities....................      307,489    (57,340)    (170,957)
                                                                               -----------  ---------  -----------

Cash flows from financing activities:
  Proceeds from borrowings...................................................      --          95,000       65,000
  Principal payments on debt and capital leases..............................      (41,591)   (10,261)      (1,886)
  Proceeds from issuance of common stock.....................................        1,542      1,074        4,303
  Payments for repurchase of shares of common stock..........................      --         (19,243)      (6,093)
                                                                               -----------  ---------  -----------
    Net cash (used in) provided by financing activities......................      (40,049)    66,570       61,324
                                                                               -----------  ---------  -----------
Net increase (decrease) in cash..............................................        1,173    (16,526)     (49,534)
Cash and cash equivalents at beginning of period.............................          152     16,678       66,212
                                                                               -----------  ---------  -----------
Cash and cash equivalents at end of period...................................  $     1,325  $     152  $    16,678
                                                                               -----------  ---------  -----------
                                                                               -----------  ---------  -----------

                 PHYSICIAN CORPORATION OF AMERICA (PARENT ONLY)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

                                 (IN THOUSANDS)

(1) BASIS OF PRESENTATION


    The accompanying condensed financial information should be read in conjunction with Physician Corporation of America's consolidated financial statements. Capitalized terms are as defined in Physician Corporation of America's consolidated financial statements.


(2) RESTRICTED ASSETS

    The Company's HMO and Insurance Company subsidiaries are regulated by state insurance departments. These regulations restrict the distribution of assets to the Company and require the regulated subsidiaries to maintain minimum equity requirements. As of December 31, 1996 and 1995, the Company's HMO subsidiaries had net assets of approximately $64,075 and $43,910, respectively, which are restricted from transfer to the parent without regulatory approval. All of PCA/P&C's assets are restricted from transfers to the parent at December 31, 1996.

    During the years ended December 31, 1996, 1995 and 1994, the Company's subsidiaries paid cash dividends to the Company of $0, $25,080 and $10,080, respectively.


(3) DEBT



    The Parent Company's future minimum lease payments/obligations under capital leases through maturity and maturities of long-term debt are as follows.



                                                                                CAPITAL     LONG-TERM
                                                                                 LEASES       DEBT        TOTAL
                                                                               ----------  -----------  ----------
1997.........................................................................  $       11   $ 118,684   $  118,695
1998.........................................................................      --             146          146
Less amount representing interest............................................      --          --           --
                                                                               ----------  -----------  ----------
Total obligation under capital leases and long-term debt.....................          11     118,830      118,841
Less current portion.........................................................          11     118,684      118,695
                                                                               ----------  -----------  ----------
Obligation under capital leases and long-term debt, less current portion.....  $   --       $     146   $      146
                                                                               ----------  -----------  ----------
                                                                               ----------  -----------  ----------