Form 10-Q
period 1997-03-31
PHYSICIAN CORPORATION OF AMERICA /DE/
filed 1997-05-15
CIK 812929

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR QUARTERLY PERIOD ENDED MARCH 31, 1997
                                        OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Not Applicable    X
                                             ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                                              NUMBER OF SHARES OUTSTANDING
TITLE OF EACH CLASS                                 AT MARCH 31, 1997
Common Stock                                            38,837,657

                        PHYSICIAN CORPORATION OF AMERICA

                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                          PAGE
 PART I.  Financial Information
     Item 1.   Consolidated Financial Statements                           1-7
     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8-12
 PART II.  Other Information
     Item 1.   Legal Proceedings                                             13
     Item 2.   Changes in Securities                                         13
     Item 3.   Defaults Upon Senior Securities                               13
     Item 4.   Submission of Matters to a Vote of Security Holders           13
     Item 5.   Other Information                                             13
     Item 6.   Exhibits and Reports on Form 8-K                              13
  Signature Page                                                             14

                   PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                           (Unaudited)
                                                                             March 31,         December 31,
                    ASSETS                                                     1997                1996
                   --------                                               -------------       ------------
                                                                                   (IN THOUSANDS)
Current assets:
   Cash and cash equivalents                                               $  143,485          $  134,011
   Short term investments                                                     146,455             130,788
   Accounts receivable, net of allowance of approximately $51,674 and $52,351 at March 31, 1997 and December 31, 1996, respectively:
         Trade (health and workers' compensation premiums,
         and administrative service fees)                                      62,845              92,454
         Reinsurance and other recoverables on paid and
         unpaid losses                                                        103,023             102,893
         Other                                                                 20,631              20,340
   Prepaid expenses, inventories and other
      current assets                                                            8,688               8,362
   Income taxes receivable                                                          -              42,274
   Deferred income tax benefit                                                 19,690              23,280
                                                                          -------------       ------------
         Total current assets                                                 504,817             554,402
                                                                          -------------       ------------

Property and equipment                                                         51,112              52,132

Long term investments                                                         226,449             335,015

Reinsurance and other recoverables on unpaid losses                           219,697             246,211

Statutory deposits and other assets                                            77,971              45,242

Intangible assets, net                                                        120,182             121,985
                                                                          -------------       ------------
                                                                         $  1,200,228        $  1,354,987
                                                                          -------------       ------------
                                                                          -------------       ------------

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, CONTINUED
                    MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                           (Unaudited)
                                                                            March 31,     December 31,
     Liabilities and Stockholders' Equity (Deficit)                            1997           1996
     ----------------------------------------------                        -----------     -----------
                                                                                (IN THOUSANDS)
Current liabilities:
     Accounts payable, accrued expenses and other
          current liabilities                                               $  69,910      $  82,792
     Health claims payable                                                    165,817        182,206
     Current portion of other claims payable, primarily
          workers' compensation                                               209,863        230,476
     Unearned premiums and service fees                                        16,320         51,562
     Current portion of long-term debt and obligations
          under capital leases                                                122,185        122,709
     Income taxes payable                                                       6,573           -
                                                                           -----------     -----------
               Total current liabilities                                      590,668        669,745

Long-term debt and obligations under capital
     leases, less current portion                                               9,746         10,344
Long-term portion of other claims payable,
     primarily workers' compensation                                          625,438        699,299
Deferred income taxes                                                           2,943          7,432
Deferred income and other long-term liabilities                                35,625         32,999
                                                                           -----------     -----------
               Total liabilities                                            1,264,420      1,419,819
                                                                           -----------     -----------
Stockholders' equity (deficit):
     Preferred stock, $1.00 par value, 10,000,000 shares
          authorized; none issued and outstanding                                  --             --
     Common stock, $.01 par value, authorized
          200,000,000 shares; issued 38,837,657 and
          38,829,456 shares at March 31, 1997 and
          December 31, 1996, respectively                                         388            388
     Additional paid-in capital                                               136,300        136,435
     Accumulated deficit                                                     (189,004)      (193,627)
     Unrealized gain (loss) on investments                                     (2,829)         1,182
     Common stock held in treasury - at cost; 452,553 and 460,754 shares at March 31, 1997 and  December 31, 1996,
          respectively                                                         (9,047)        (9,210)
                                                                           -----------     -----------
               Total stockholders' equity (deficit)                           (64,192)       (64,832)

Commitments and contingencies
                                                                           -----------     -----------
                                                                         $  1,200,228   $  1,354,987
                                                                           -----------     -----------
                                                                           -----------     -----------

                                       2

                         PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                         (UNAUDITED)
                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                     1997           1996
                                                                 ----------     -----------
                                                                  (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Revenues:
     Health premiums                                             $  332,833     $  318,209
     Workers' compensation related revenues                          23,916         49,363
     Investment income                                                7,803          5,696
     Other revenues                                                     932          5,655
                                                                 ----------     ----------
               Total revenues                                       365,484        378,923

Operating expenses:
     Medical costs                                                  289,937        277,965
     Health administrative, marketing and other expenses             41,700         52,032
     Workers' compensation related administrative marketing
          and other expenses                                         19,261         42,518
     Depreciation and amortization                                    4,365          6,234
     Other operating expenses                                            61          4,781
                                                                 ----------     ----------
               Total operating expenses                             355,324        383,530

     Operating income (loss)                                         10,160         (4,607)

Interest expense                                                     (5,203)        (4,027)
Other income (expense)                                                  (15)            10
                                                                 ----------     ----------
     Earnings (loss) before income taxes                              4,942         (8,624)
Income tax benefit (expense)                                           (319)         3,690
                                                                 ----------     ----------
Net earnings (loss)                                                $  4,623      $  (4,934)
                                                                 ----------     ----------
                                                                 ----------     ----------
Net earnings (loss) per common and common
     equivalent share                                               $  0.12       $  (0.13)
                                                                 ----------     ----------
                                                                 ----------     ----------
Net earnings (loss) per common and common
     equivalent share assuming full dilution                        $  0.12       $  (0.13)
                                                                 ----------     ----------
                                                                 ----------     ----------
Number of common shares used in computation of
     primary and fully diluted earnings per share                39,031,000     39,421,000
                                                                 ----------     ----------
                                                                 ----------     ----------

                                       3

                  PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                                (UNAUDITED)
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           1997           1996
                                                                        --------      ----------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
   Net earnings (loss)                                                  $  4,623      $  (4,934)
   Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                     4,365          6,234
         Amortization of premium/accretion of discount                       150            640
         Deferred income taxes                                             1,482         (4,831)
         Changes in working capital:
            Accounts receivable                                           29,319        (38,773)
            Reinsurance and other recoverables                            26,384          2,764
            Income taxes payable/receivable                               48,855            998
            Accounts payable, accrued expenses and
               other current liabilities                                  (3,245)         8,160
            Claims payable                                              (110,863)        83,412
            Unearned premiums                                            (35,242)       (11,650)
            Other changes in other assets and liabilities                 (7,328)        (4,203)
                                                                        --------      ----------
               Net cash (used in) provided by operating activities       (41,500)        37,817
                                                                        --------      ----------
Cash flows from investing activities:
   Purchase of investments                                               (30,994)      (180,624)
   Proceeds from sale of investments                                      89,191         54,360
   Purchase of property and equipment                                     (1,545)        (2,636)
   Proceeds from sale of property and equipment                                3            115
   Statutory deposits and other assets                                    (4,578)       (28,192)
                                                                        --------      ----------
               Net cash provided by (used in) investing activities        52,077       (156,977)
                                                                        --------      ----------
Cash flows from financing activities:
   Proceeds from borrowings                                                    -           -
   Principal payments on debt and capital leases                            (583)          (917)
   Principal payments on covenants not-to-compete                           (540)          (716)
   Proceeds from issuance of common stock                                     20            758
                                                                        --------      ----------
               Net cash (used in) provided by financing
               activities                                                 (1,103)          (875)
                                                                        --------      ----------
Net increase (decrease) in cash                                            9,474       (120,035)
Cash and cash equivalents at beginning of period                         134,011        164,706
                                                                        --------      ----------
Cash and cash equivalents at end of period                            $  143,485      $  44,671
                                                                        --------      ----------
                                                                        --------      ----------

                        PHYSICIAN CORPORATION OF AMERICA

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        FOR QUARTER ENDED MARCH 31, 1997
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

The consolidated balance sheet as of December 31, 1996 was derived from the registrant's audited financial statements.

The results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

Fully diluted earnings (loss) per share were computed using the weighted average number of common and common equivalent shares outstanding in the periods, assuming exercise of stock options calculated under the treasury stock method, based on the higher of average stock prices in the periods or the stock market price at the end of the periods. In April 1997, the Company repriced certain of its employee stock options to $7.625. This amount exceeded the market price of its common stock by $3.125 on the date of repricing.

NOTE C:

DEBT

On April 22, 1997, the Company entered into an eighth amendment to modify its $102,250 Credit Facility Agreement with its primary lenders. The significant terms of the amendment include (i) extending the maturity date of the loan to October 1, 1997, (ii) increasing the interest rate to prime plus 3% through July 31, 1997 and to prime plus 4% during August and September 1997, (iii) charging an amendment fee at the

                        PHYSICIAN CORPORATION OF AMERICA

                        FOR QUARTER ENDED MARCH 31, 1997
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE C:  (CONTINUED)

time of amendment of approximately $1,023 and, in certain circumstances, on July 31, 1997 an additional fee of 1% of the then outstanding balance of indebtedness, and (iv) customary financial covenants.

Management is evaluating its alternatives to meet its obligations under this indebtedness. These alternatives include: (i) completing a merger transaction with another partner, (ii) raising equity capital or high-yield debt through a private placement or a public offering, or (iii) completing the sale of certain of the Company's assets. The Company is currently working towards completing one or more of these refinancing alternatives by October 1, 1997. There can be no assurance that the Company will be successful in completing an alternative financing plan within such time period.

NOTE D:

WORKERS' COMPENSATION

As a result of the 1996 losses incurred by PCA/P&C, the State of Florida Department of Insurance ("DOI") placed PCA/P&C under administrative supervision in November 1996. In February 1997, the DOI obtained a Florida Circuit Court order which required PCA/P&C to submit a corrective action plan by April 2, 1997 and attend a hearing on May 2, 1997 to show cause why the DOI should not place PCA/P&C under State Rehabilitation. On May 2, 1997, the parties entered into, and the court approved, a Consent Order and a Forbearance Agreement, under which
(i) PCA/P&C consented to the appointment of a receiver on or after June 2, 1997 if the DOI has not otherwise approved an agreement, recapitalization or other transaction providing for the full and timely payment of PCA/P&C's liabilities,
(ii) the DOI obtained greater control over PCA/P&C in the interim, and (iii) the DOI agreed to consider the Company's reinsurance and work-out proposals.

The Company continues to evaluate its alternatives to resolve the insolvent condition of PCA/P&C. Accordingly, on April 28, 1997, the Company entered into a letter of intent with a third-party reinsurance company ("Reinsurer") whereby the Company would obtain excess reinsurance from Reinsurer in exchange for a premium, a portion of which could be returned to the Company, should PCA/P&C's future cash flow be sufficient to pay its liabilities as anticipated.

Should PCA and Reinsurer be able to reach agreement on the terms of a reinsurance agreement, any such agreement would be subject to approval by the DOI. Meanwhile, the Company continues to seek other alternatives to resolve the PCA/P&C statutory deficit. However, should all efforts to resolve the matter be unsuccessful, the DOI would likely be appointed receiver of PCA/P&C as early as June 2, 1997.

                        PHYSICIAN CORPORATION OF AMERICA

                        FOR QUARTER ENDED MARCH 31, 1997
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE D:  (CONTINUED)

Should the DOI be appointed receiver of PCA/P&C, the Company expects to (i) be unable to exercise control over day-to-day operations of PCA/P&C, (ii) lose access to the assets and liabilities of the PCA/P&C, which approximated $745,200 and $865,900, respectively, at March 31, 1997, and (iii) become involved in disputes and perhaps litigation regarding PCA/P&C's deficit which was approximately $120,700 at March 31, 1997. For example, DOI has claimed, and the Company denies, that (i) the Company has an obligation to fund to PCA/ P&C approximately $22,000 related to federal income tax benefits, (ii) PCA Solutions, Inc., the Company's workers' compensation third-party administrator subsidiary, has been paid in full or in large part for continuing future services to PCA/P&C and FB&E, a self-insured fund previously administered by PCA Solutions, valued at approximately $38,000, and (iii) PCA Solutions owes or should reimburse PCA/P&C approximately
$53,000 and owes FB&E approximately $38,000. These disputes relate to intercompany accounts which, if resolved in the DOI's favor, would not result in an additional income statement charge to the Company. Additionally, if the Company were found responsible for the approximate $120,700 deficit, such action would not result in any additional income statement charge to the Company. However, should any of these matters be resolved in favor of the DOI's position, the Company's liquidity position would be adversely impacted.


The Company's liquidity position, after consideration of the restrictions imposed by regulators regarding distributions from its subsidiaries, is limited and insufficient to provide immediately available cash to fund these disputes and deficit, should that be required. Accordingly, although the Company believes that the consequences of the DOI being appointed receiver of PCA/P&C could have a material adverse effect upon the Company's liquidity, financial condition and results of operations, such effect cannot be determined at this time.

NOTE E:

SIGNIFICANT CONTRACTS

Effective April 1, 1997, the Company's Puerto Rico HMO (PCA/P.R.) was awarded an additional contract to provide health services to approximately 145,000 (reform) Medicaid members in the Southeastern region of Puerto Rico. This two-year contract is in addition to the two-year renewal of the Company's 270,000 member reform contract which was also effective April 1, 1997. In conjunction with these contracts, PCA/P.R. pledged approximately $11 million of investments in March 1997 to Puerto Rico insurance regulators. Such amount has been included in statutory deposits and other assets in the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THE DISCUSSION AND ANALYSIS PRESENTED BELOW PROVIDES MANAGEMENT'S ASSESSMENT OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1997. THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S MARCH 31, 1997 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

FROM TIME TO TIME, THE COMPANY MAY MAKE CERTAIN STATEMENTS THAT CONTAIN "FORWARD-LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995). WORDS SUCH AS "ANTICIPATE", "ESTIMATE", "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE BY MANAGEMENT ORALLY OR IN WRITING, INCLUDING, BUT NOT LIMITED TO, IN PRESS RELEASES, AS PART OF THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION AND AS PART OF OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934.

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

AMONG THE FACTORS THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE THE ABILITY OF PCA/P&C TO SUBMIT A DETAILED CORRECTIVE PLAN TO REMEDY ITS CAPITAL DEFICIENCY THAT IS ACCEPTABLE TO THE DOI, PCA/P&C'S RELATED CONSENT GIVEN TO THE APPOINTMENT OF THE DOI AS RECEIVER FOR PURPOSES OF REHABILITATION OR LIQUIDATION ANYTIME ON OR AFTER JUNE 2, 1997, IF THE DOI IS NOT SATISFIED WITH THE CORRECTIVE PLAN, THE ABILITY OF THE COMPANY TO REFINANCE THE CREDIT FACILITY BY ITS MATURITY DATE OF OCTOBER 1, 1997, THE ABILITY OF SIERRA TO CALL PCA'S DEMAND PROMISSORY NOTE PAYABLE TO SIERRA, SIERRA'S SUCCESS IN ANY ACTION BROUGHT TO ENFORCE ITS DEMANDS FOR EXPENSES IN CONNECTION WITH THE TERMINATED MERGER AGREEMENT, MEDICARE AND MEDICAID PREMIUM RATES SET BY STATE AND FEDERAL GOVERNMENT AGENCIES CHANGING UNEXPECTEDLY, ACTIONS BY TEXAS, FLORIDA OR PUERTO RICO REGULATORS AND OTHER FACTORS DISCUSSED HEREIN.

Physician Corporation of America ("the Company") is a managed health care company that provides comprehensive health care services through its health maintenance organizations ("HMOs") and workers compensation administrative management services through its workers' compensation third party administration companies ("TPAs"). The Company conducts all of its business in the Southeastern United States and Puerto Rico.

In the first quarter 1997, the Company continued to increase health premium revenues and membership in its health plans. The following sets forth certain financial and operating information pertaining to the Company's results for the quarter ended March 31, 1997 compared to the same period in 1996:

                                                          (Unaudited)
                                                   -------------------------
                                                      Three Months Ended,
                                                   -------------------------
                                                   March 31,       March 31,
                                                      1997           1996
                                                   ---------       ---------
                                                    (IN THOUSANDS, EXCEPT
                                                     OPERATING STATISTICS)
 Health Premiums:
     Commercial                                     $127,802       $142,556
     Medicaid                                        104,308         91,325
     Medicare                                         85,660         76,187
     Indemnity                                        15,063          8,141
                                                   ---------       ---------
          Total health premiums                     $332,833       $318,209
                                                   ---------       ---------
                                                   ---------       ---------
 Operating Statistics and Data:
     Medical loss ratio (1)                            87.1%          87.4%
     Health administrative, marketing and
      other expenses ratio (2)                         12.5%          16.4%
     Period ending membership:
     HMO:
          Commercial                                 398,000        450,000
          Medicaid                                   456,000        376,000
          Medicare                                    60,000         58,000
                                                   ---------       ---------
          Total HMO                                  914,000        884,000
     Health Indemnity and PPO                         82,000         34,000
                                                   ---------       ---------
 Total HMO and Insured Health Membership             996,000        918,000
                                                   ---------       ---------
                                                   ---------       ---------

(1)  Medical costs as a percentage of health premiums.
(2) Health administrative, marketing and other expenses, including allocations of corporate overhead as a percentage of health premiums.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

The Company earned a $4.6 million after tax profit for the three months ended March 31, 1997 as compared to a net loss of $4.9 million in 1996. The increase was primarily due to a $8.4 million increase in profitability of the Company's HMOs in 1997 as compared to the same period in 1996.

Health premium revenues for the three months ended March 31, 1997 as compared to
1996 increased by $14.6 million or 4.6%.   Of the increase, $29.8 million was
due to a 9.4% increase in the average number of members during the period offset by a $15.2 million decrease due to an 4.4% decrease in the weighted average health premium rate per member. Total membership at March 31, 1997 increased by approximately 78,000 members from membership at March 31, 1996 (52,000 decrease in Commercial, 80,000 increase in Medicaid, 2,000 increase in Medicare and 48,000 in indemnity and PPO members). The decrease in Commercial membership is primarily due to the Company selling its HMO operations in Georgia and Alabama which had approximately 37,500 Commercial members at March 31, 1996. The premium rate decrease period to period was attributable to the fact that in the quarter ended March 31, 1997, (i) the Company provided health care to approximately 456,000 Medicaid members (273,000 of which are members of the Reform Program which began in December 1995 in Puerto Rico at an average premium rate of approximately $49 per member per month) while (ii) weighted average Medicare premium rates increased by approximately 6.7% for the quarter ended March 31, 1997 vs. 1996.

Workers' compensation related revenues for the three month period ended March 31, 1997 decreased by $25.5 million to $23.9 million from $49.4 million for the three month period ended March 31, 1996. This decrease is primarily due to the Company ceasing writing new and renewal workers' compensation insurance in November 1996. Accordingly, workers' compensation related insurance premiums decreased by $28.7 million, while workers' compensation TPA fees increased by $3.2 million during the three months ended March 31, 1997, compared to the same period in 1996. The increase in workers' compensation related TPA service fees is attributable to the Company expanding its non-affiliated customer base. This is directly resultant from PCA Solutions entering into a five-year TPA agreement with an A.M. Best A-Rated insurance company, effective November 1996.

Medical costs for the three months ended March 31, 1997 as compared to 1996 increased by $12.0 million or 4.3%. Of the increase, $26.0 million was due to a 9.4% increase in the average number of members during the period offset by a $14.0 million decrease due to a 4.6% decrease in the weighted average medical cost per member. This decrease in the weighted average medical cost per member was due primarily to an increase in Medicaid members (which have a lower than average per member medical cost) and a decrease in Commercial members for the three months ended March 31, 1997 versus 1996. As a result of these factors, the Company's medical loss ratio decreased to 87.1% from 87.4% in 1996.

Health related administrative, marketing and other expenses for the three months ended March 31, 1997 as compared to 1996 decreased by $10.3 million or 19.9% to $41.7 million. This decrease was due to $2.8 million in costs incurred in 1996 by subsidiaries sold by the Company subsequent to March 31, 1996. The remaining $7.5 million decrease is almost entirely the result of lower administrative costs incurred by the Company's Florida HMOs which resulted from employee reductions and office consolidations in the second and third quarters of 1996. The Company's health administrative ratio improved to 12.5% for the three months ended March 31, 1997 from 16.4% in 1996.

Workers' compensation related administrative, marketing and other expenses for the three months ended March 31, 1997 as compared to 1996 decreased by $23.3 million or 55% to $19.3 million. This decrease is entirely attributable to and consistent with the $28.7 million decrease in workers' compensation related insurance premiums, as noted above.

Depreciation and amortization for the three months ended March 31, 1997 as compared to 1996 decreased by $1.9 million or 30% which is attributable primarily to lower amortization of intangibles relating to the Company's workers' compensation TPA following the $39.0 million write-off of intangibles in the fourth quarter of 1996.

Income tax expense for the three months ended March 31, 1997 was $0.3 million compared to a $3.7 million income tax benefit in 1996. This income tax expense in 1997 resulted primarily from tax incurred on the Company's income generated by its subsidiaries in Puerto Rico. The tax expense attributable to the Company's other operations was eliminated as a result of the utilization of net operating loss carryforwards. Accordingly, the approximate 6.5% effective income tax rate in 1997 is lower than the 35% statutory rate for such period, primarily due to the nondeductibility of goodwill amortization for income tax purposes arising from the acquisition of HMOs and workers compensation companies offset by tax exempt investment income and the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had a working capital deficit of $85.9 million. Cash and cash equivalents were $143.5 million at March 31, 1997, an increase of $9.5 million from $134.0 million at December 31, 1996 and short term investments were $146.5 million at March 31, 1997, an increase of $15.7 million from a $130.8 million balance at December 31, 1996. The increase in cash and cash equivalents is primarily the result of cash generated from operations offset by cash used in investing and financing activities. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by various regulatory authorities.

Net cash used in operating activities for the three months ended March 31, 1997 was $41.5 million compared to cash of $37.8 million provided by operating activities for the three months ended March 31, 1996. The cash provided by operating activities for 1997 was principally the result of the following factors: (i) net income of $4.6 million, (ii) decrease in claims payable in the amount of $110.9 million, (iii) increase in income taxes payable in the amount of $48.9 million resulting from income tax refunds received, (iv) decrease in unearned premiums in the amount of $35.2 million, (v) $29.3 million increase in accounts receivable, (vi) a decrease in accounts payable, accrued expenses and other current liabilities of $3.2 million, and (vii) an increase in reinsurance and other receivables of $26.4 million.

In 1997, net cash provided by investment activities increased to $52.1 million, from $157.0 million used in investment activities in 1996. The net cash provided by investing activities was primarily the result of the $1.5 million purchase of property and equipment, the net proceeds from sale of investments of $58.1 million. The Company believes it will be able to finance all capital expenditures for the foreseeable future from cash generated from operations and amounts available from cash. The Company has utilized capital leases to finance certain equipment additions in the past and expects to continue to do so in the future.

In 1997, net cash used in financing activities for the three months ended March 31, 1997 increased to $1.1 million compared to $0.9 million cash provided in the three months ended March 31, 1996. The cash used in financing activities was primarily the result of $1.1 million of long-term debt principal and covenant payments.

The Company believes that cash on hand and cash flow generated from operations will not be sufficient to meet its Credit Facility and debt obligations which become due in October 1997. The Company anticipates that it will be able to effect one or more of the following alternatives by October 1, 1997, in order to meet its obligations under the Credit Facility indebtedness: (i) completing a merger or sale transaction with another partner, (ii) raising equity capital or high-yield debt through a private placement or a public offering, or (iii) completing the sale of certain of the Company's assets. In the past, the Company has received indications of interest from third parties related to each of these four possible alternatives. The Company is currently working towards completing one or more of these refinancing alternatives by October 1, 1997; however, there can be no assurance that it will be successful in such endeavor.

The Company is significantly restricted in its ability to utilize the working capital or the operating cash flows of its regulated subsidiaries. These restrictions include requirements to maintain a certain level of statutory equity in each regulated subsidiary and to obtain prior consent to declare any dividend. At March 31, 1997, the Company's regulated HMO and insurance subsidiaries (excluding PCA/P&C) had approximately $23.2 million in excess statutory equity. The Company's Florida HMOs incurred operating losses in 1996 and the Company has submitted a corrective action plan to regulators under which these HMOs will operate until profitability is obtained. Additionally, the PCA/P&C subsidiary had a deficit of approximately $120.7 million as of March 31, 1997, which, pursuant to a corrective action plan in process, will be replenished through collection of non-admitted assets and future investment earnings. As a result, the Company will not have access to the cash flow from PCA/P&C which is expected from its estimated 1997 pretax earnings to be $11.5 million to $15.0 million and will pay approximately $2.0 million in income tax obligations from other cash flow sources or the utilization of net operating loss carryforwards. The Company expects that this deficit will be reduced by actual future earnings and the collection of non-admitted assets, including certain intercompany balances if required, the largest component of which is an income tax receivable of approximately $22.0 million from PCA.

As described in Note D to the March 31, 1997 consolidated financial statements, the Company believes that should the Company be found to be responsible for the deficit of PCA/P&C, its liquidity position would be adversely impacted, and its cash on hand and cash flow generated from operations would not be sufficient to fund such deficit on a current basis. The impact of this inability on the Company's financial condition and results of operations cannot be determined.

Additionally, as a result of being awarded the new and renewal contracts to provide health services to an aggregate of approximately 415,000 Medicaid (reform) members in Puerto Rico (see Note E to the March 31, 1997 consolidated financial statements), the Company has committed to increasing its investment in PCA/P.R. and pledging assets to the Puerto Rico insurance regulators. Accordingly, the Company has made additional capital contributions to PCA/P.R. of approximately $4.3 million and PCA/P.R. has pledged assets of approximately $11.0 million to the Puerto Rico insurance regulators during the first quarter of 1997. Furthermore, the Company anticipates it will be able to fund the additional P.R. equity requirements, during the foreseeable future as needed, from operations of PCA/P.R. and from capitalizing management fees and income taxes otherwise payable to PCA Corporate.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings
          As a result of the deterioration of PCA/P&C's financial position, in November 1996, the Florida DOI placed PCA/P&C under regulatory supervision. In February 1997, after the Company announced it expected further losses in its PCA/P&C subsidiary, the Florida DOI obtained a Florida circuit court order requiring PCA/P&C to submit a detailed corrective action plan setting forth a program to remedy the capital deficiency in PCA/P&C. Additionally, this plan was to be the basis for the evaluation of whether the DOI should place PCA/P&C under statutory rehabilitation at a hearing to take place on May 2, 1997. The May 2, 1997 hearing has been rescheduled to June 2, 1997. See note D to the Company's March 31, 1997 consolidated financial statements. The Company cannot predict the outcome of this matter.

 Item 2.  Changes in Securities
          Not Applicable

 Item 3.  Defaults Upon Senior Securities
          Not Applicable

 Item 4.  Submission of Matters to a Vote of Security Holders
          Not Applicable

 Item 5.  Other Information
          Not Applicable

 Item 6.  Exhibits and Reports on Form 8-K
         (A) Exhibits furnished as part of the Report:
           (1) Financial Statements, See PART I, Item 1
           (2) Exhibits:
               10.1 Eighth Amendment to Credit Agreement between the Company and  Citibank, N.A. dated April 22, 1997 (filed herewith).

               99.1 Consent Order between PCA Property & Casualty Insurance
                    Company and the Florida Department of Insurance dated May 2, 1997 (filed herewith).

               99.2 Forbearance Agreement between PCA Property & Casualty
                    Insurance Company and the State of Florida, ex re., the Department of Insurance, joined by Physician Corporation of America and PCA Solutions, Inc. dated May 2, 1997 (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PHYSICIAN CORPORATION OF AMERICA
                                  (Registrant)


                                  By: /s/ E. Stanley Kardatzke, M.D.
                                      -----------------------------------
                                      E. Stanley Kardatzke, M.D.,
                                      Chairman of the Board and CEO
                                       (Principal Executive Officer)

                                      By: /s/ Clifford W. Donnelly
                                      -----------------------------------
                                      Clifford W. Donnelly
                                      Senior Vice President of Finance
                                       and Chief Financial Officer



                                      By: /s/ Jay M. Grobowsky
                                      -----------------------------------
                                      Jay M. Grobowsky
                                      Vice President of Finance

Date: May 14, 1997