Form 10-K405/A
period 1996-12-31
PHYSICIAN CORPORATION OF AMERICA /DE/
filed 1997-08-07
CIK 812929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A2


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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PHYSICIAN CORPORATION OF AMERICA
                         ANNUAL REPORT ON FORM 10-K/A2
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1996


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


    The Company anticipates that it will be able to effect one or more of the following refinancing alternatives by October 1, 1997, in order to meet its obligations under the Credit Facility indebtedness: (i) completing a merger or sale transaction with another partner, (ii) raising equity capital or high-yield debt through a private placement or a public offering, or (iii) completing the sale of certain of the Company's assets. In the past, the Company has received indications of interest from third parties related to each of these four possible alternatives. The Company is currently working towards completing one or more of these refinancing alternatives by October 1, 1997. See note 2 to the consolidated financial statements for management's plan to refinance the Credit Facility.



    The Company is also in the process of executing a plan to improve the financial results from its operations. This operational improvement plan has been established to (i) focus the Company's future growth on its core HMO operations in Texas, Puerto Rico and Florida, where it will actively seek additional membership where contribution margins to the Company are most favorable, (ii) decrease its medical loss ratio by continuing to reduce medical costs through improved utilized management and by entering into additional global capitation arrangements with third party management service organizations in Florida and Texas, (iii) continue to reorganize and streamline its administrative functions including the consolidation of its corporate offices and further reductions in its workforce which are expected to result in an improved administrative loss ratio. The most critical components of this plan will be to ensure the Company's medical costs are contained. Management anticipates that the execution of this plan will improve the financial results of the Company, increase its cashflow from operations to further enable it to meet its liquidity requirements for the 12 months ended December 31, 1997, with the exception of meeting its principal payments due in 1997 relating to its Credit Facility and Sierra debt. Management anticipates it will be able to implement such a plan, however there can be no assurance that such plan will be successful.


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


    The Company believes that cash on hand and cash flow generated from operations will be sufficient to fund future capital expenditures, introduction of new products and services and pay interest charges on its debt for the 12 months ended December 31, 1997. However, as described above the Company expects that it will not generate sufficient cash from operations which would be available to make 1997 principal payments which will be due on the Company's outstanding debt balance and is therefore in the process of effecting one or more of the refinancing alternatives discussed above.


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

                                          PHYSICIAN CORPORATION OF AMERICA


Date: August 7, 1997                                    By/s/Clifford W. Donnelly
                                                           Clifford W. Donnelly
                                                      SR. VICE PRESIDENT OF FINANCE
                                                         CHIEF FINANCIAL OFFICER

Date: August 7, 1997                                      By/s/Jay M. Grobowsky
                                                             Jay M. Grobowsky
                                                        VICE PRESIDENT OF FINANCE

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

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                           DECEMBER 31, 1996 AND 1995

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                              1996         1995
                                                                                          ------------  ----------
                                                                                           (IN THOUSANDS, EXCEPT
                                                                                              PER SHARE DATA)
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities......................  $     82,792  $   55,592
  Health claims payable.................................................................       182,206     171,241
  Current portion of other claims payable, primarily workers' compensation (note 22)....       230,476      23,629
  Unearned premiums and service fees....................................................        51,562      54,398
  Current portion of long-term debt and obligations under capital leases
    (note 7)............................................................................       122,709      26,943
                                                                                          ------------  ----------
      Total current liabilities.........................................................       669,745     331,803
Long-term debt and obligations under capital leases, less current portion
 (note 7)...............................................................................        10,344     157,096
Long-term portion of other claims payable, primarily workers' compensation (note 22)....       699,299     138,894
Deferred income taxes (note 10).........................................................         7,432       2,068
Deferred income and other long-term liabilities.........................................        32,999       9,632
                                                                                          ------------  ----------
      Total liabilities.................................................................     1,419,819     639,493
                                                                                          ------------  ----------
Stockholders' equity (deficit) (notes 9 and 18):
  Preferred stock, $1.00 par value, 10,000,000 shares authorized; none issued and
    outstanding.........................................................................       --           --
  Common stock, $.01 par value, authorized 200,000,000 shares; issued 38,829,456 and
    38,608,913 shares at December 31, 1996 and 1995, respectively.......................           388         386
  Additional paid-in capital............................................................       136,435     137,826
  (Accumulated deficit) retained earnings...............................................      (193,627)     84,058
  Unrealized gain on investments........................................................         1,182         464
  Common stock held in treasury -- at cost; 460,754 and 681,292 shares at December 31,
    1996 and 1995, respectively (note 9)................................................        (9,210)    (12,565)
                                                                                          ------------  ----------
      Total stockholders' equity (deficit)..............................................       (64,832)    210,169
Commitments and contingencies (notes 7, 8, 9, 14, 22 and 23)
                                                                                          $  1,354,987  $  849,662
                                                                                          ------------  ----------
                                                                                          ------------  ----------

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


    As a result of the Company's Credit Facility debt and Sierra debt becoming due in 1997 and the Company not having the currently available funds to make such repayments, the Company has established a viable plan to satisfy its obligations under such indebtedness. The plan includes the execution of a concentrated effort by management with the assistance of its professional financial advisors to evaluate a number of alternatives commonly available to refinance indebtedness. The components of the plan which will in part determine its success include (i) the willingness of the Credit Facility lenders to provide the Company with sufficient time necessary to negotiate a transaction which provides for the repayment of the debt, (ii) the availability and willingness of a number of third parties to enter into a joint venture, sale or merger transaction involving a portion or all of the Company's assets on competitive terms, (iii) the availability of the private and public equity and debt markets to facilitate the raising of debt or equity capital as well as (iv) the ability of management to continue to improve the financial performance of its core HMO operations. Accordingly, the alternatives management will seek to complete before October 1, 1997 include: (i) completing a merger transaction with another partner, (ii) raising equity capital or high-yield debt through a private placement or a public offering, or (iii) completing the sale of certain of the Company's assets. In the past, the Company has received indications of interest from third parties related to each of these four possible alternatives. The Company is currently working towards and believes it can effectively complete one or more of these refinancing alternatives by October 1, 1997. There can be no assurance that the Company will be successful in completing an alternative financing plan within such time period.


(3) ACQUISITIONS AND DISPOSITION OF SUBSIDIARIES

(A) ACQUISITIONS

    HALLMARK MANAGEMENT, INC.

    Effective September 1, 1995, PCA Solutions acquired 100% of the shares of Hallmark Management, Inc. and its affiliate ("Hallmark"), a workers' compensation management company providing services to employer groups in the Southeastern United States for a purchase price of approximately $6,000. Of the cash purchase price, approximately $1,400 has been escrowed for the satisfaction of certain known and unknown liabilities of Hallmark. These escrowed amounts are under the custodianship of an escrow agent and are not included in the Company's financial statements. The acquisition has been accounted for using the purchase method of accounting and, accordingly, Hallmark's operations have been

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(3) ACQUISITIONS AND DISPOSITION OF SUBSIDIARIES (CONTINUED)

(A) ACQUISITIONS (CONTINUED)
included in the accompanying consolidated statements of operations subsequent to September 1, 1995. Goodwill and other intangibles arising from the acquisition amounted to approximately $6,647.

    CONSOLIDATED ADMINISTRATORS, INC.

    Effective April 1, 1995, PCA Solutions acquired 100% of the shares of Consolidated Administrators, Inc. and its affiliates (CAI), a workers' compensation management company providing services to approximately 9,000 employer groups in the Southeastern United States for a purchase price of approximately $11,200. Of the cash purchase price, $500 has been escrowed for the satisfaction of certain known and unknown liabilities of CAI. These escrowed amounts are under the custodianship of an escrow agent and are not included in the Company's financial statements. The acquisition has been accounted for using the purchase method of accounting and, accordingly, CAI's operations have been included in the accompanying consolidated statements of operations subsequent to April 1, 1995. Goodwill arising from the acquisition amounted to approximately $9,000.

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

(A) ACQUISITIONS (CONTINUED)
    SOUTHEAST HEALTH PLAN (DELAWARE), INC. AND SUBSIDIARIES (SHPI)

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

(A) ACQUISITIONS (CONTINUED)
    FAMILY HEALTH SYSTEMS, INC. AND SUBSIDIARIES (FAMILY)

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


    On November 2, 1996, the Company signed a definitive agreement to merge with Sierra, a managed care company with primary operations in Nevada. During March 1997, the Merger Agreement with Sierra was terminated. The Company has filed a lawsuit against Sierra for material breach of several provisions of the Merger Agreement, and is seeking among other things, monetary damages for recovery of the Company's costs and fees due from Sierra to the Company. Sierra has also filed a lawsuit against the Company seeking monetary damages. The ultimate outcome of this matter is not determinable at this time and it is not possible for management to estimate the loss, if any, that may result from this litigation.

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