Form 10-Q
period 1997-06-30
PHYSICIAN CORPORATION OF AMERICA /DE/
filed 1997-08-12
CIK 812929

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     ___________

                                      FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR QUARTERLY PERIOD ENDED JUNE 30, 1997
                                          OR
    [  ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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
                                  Yes   X    No
                                       ---     ----

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Not Applicable   X
                                                ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

                                                  OF SHARES OUTSTANDING
TITLE OF EACH CLASS                                 AT JUNE 30, 1997
  Common Stock                                       38,839,791

                           PHYSICIAN CORPORATION OF AMERICA

                            QUARTERLY REPORT ON FORM 10-Q
                           FOR QUARTER ENDED JUNE 30, 1997


                                  TABLE OF CONTENTS

                                                                          PAGE
                                                                          -----
 PART I.  Financial Information
    Item 1.   Financial Statements                                        1-10
    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11-16

 PART II. Other Information
    Item 1.   Legal Proceedings                                             17
    Item 2.   Changes in Securities                                         18
    Item 3.   Defaults Upon Senior Securities                               18
    Item 4.   Submission of Matters to a Vote of Security Holders           18
    Item 5.   Other Information                                             18
    Item 6.   Exhibits and Reports on Form 8-K                              18
 Signature Page                                                             19

                   PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                    (Unaudited)
                                                                      June 30,     December 31,
                    ASSETS                                              1997           1996
                                                                     ----------     ----------
                                                                           (IN THOUSANDS)
Current assets:
    Cash and cash equivalents                                        $   88,472     $  134,011
    Short term investments                                              138,009        130,788
    Accounts receivable, net of allowance of approximately
      $53,799 and $52,351 at June 30, 1997 and
      December 31, 1996, respectively:
       Trade (health and workers' compensation premiums,
        and administrative service fees)                                 65,567         92,454
       Reinsurance and other recoverables on paid and
        unpaid losses                                                   108,460        102,893
       Other                                                             17,842         20,340
    Prepaid expenses, inventories and other
     current assets                                                       6,392          8,362
    Income taxes receivable                                                   -         42,274
    Deferred income tax benefit                                          19,206         23,280
                                                                     ----------     ----------
      Total current assets                                              443,948        554,402
                                                                     ----------     ----------

Property and equipment                                                   49,818         52,132

Long term investments                                                   222,002        335,015

Reinsurance and other recoverables on unpaid losses                     218,099        246,211

Statutory deposits and other assets                                      77,797         45,242

Intangible assets, net                                                  118,381        121,985
                                                                     ----------     ----------
                                                                     $1,130,045     $1,354,987
                                                                     ----------     ----------
                                                                     ----------     ----------



                  PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                    (Unaudited)
                                                                      June 30,     December 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY                           1997           1996
                                                                     ----------     ----------
                                                                           (IN THOUSANDS)
Current liabilities:
    Accounts payable, accrued expenses and other
     current liabilities                                             $   70,995     $   82,792
    Health claims payable                                               141,827        182,206
    Current portion of other claims payable, primarily
     workers' compensation                                              199,351        230,476
    Unearned premiums and service fees                                   13,172         51,562
    Current portion of long-term debt and obligations
     under capital leases                                               121,791        122,709
    Income taxes payable                                                  4,090           -
                                                                     ----------     ----------
      Total current liabilities                                         551,226        669,745

Long-term debt and obligations under capital
    leases, less current portion                                          9,489         10,344
Long-term portion of other claims payable,
    primarily workers' compensation                                     586,588        699,299
Deferred income taxes                                                     3,493          7,432
Deferred income and other long-term liabilities                          35,148         32,999
                                                                     ----------     ----------
     Total liabilities                                                1,185,944      1,419,819
                                                                     ----------     ----------

Stockholders' equity (deficit):
    Preferred stock, $1.00 par value, 10,000,000 shares
     authorized; none issued and outstanding                                   -           -
    Common stock, $.01 par value, authorized
     200,000,000 shares; issued 38,839,791 and
     38,829,456 shares at June 30, 1997 and
     December 31, 1996, respectively                                        388            388
    Additional paid-in capital                                          136,265        136,435
    Accumulated deficit                                                (182,518)      (193,627)
    Unrealized gain (loss) on investments                                (1,030)         1,182
    Common stock held in treasury - at cost; 450,419 and
     460,754 shares at June 30, 1997 and  December 31, 1996,
     respectively                                                        (9,004)        (9,210)
                                                                     ----------     ----------
      Total stockholders' equity (deficit)                              (55,899)       (64,832)

Commitments and contingencies
                                                                     ----------     ----------
                                                                     $1,130,045     $1,354,987
                                                                     ----------     ----------
                                                                     ----------     ----------




                      PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                            (Unaudited)                   (Unaudited)
                                                                         Three Months Ended            Six Months Ended
                                                                              June 30,                     June 30,
                                                                     -------------------------     -------------------------
                                                                        1997           1996           1997           1996
                                                                     ----------     ----------     ----------     ----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
    Health premiums                                                  $  349,908     $  324,602     $  682,741     $  642,811
    Workers compensation related revenues                                15,440         13,291         39,356         62,654
    Investment income                                                     9,317          5,913         17,120         11,609
    Other revenues                                                        2,463          4,383          3,395         10,038
                                                                     ----------     ----------     ----------     ----------
     Total revenues                                                     377,128        348,189        742,612        727,112

Operating expenses:
    Medical costs                                                       298,402        282,904        588,339        560,869
    Health administrative, marketing and other expenses                  45,148         50,242         86,848        102,275
    Workers' compensation related administrative,
     marketing and other expenses                                        17,340          7,394         36,601         49,910
    Depreciation and amortization                                         4,427          5,735          8,792         11,969
    Other operating expenses                                                147          4,289            208          9,071
                                                                     ----------     ----------     ----------     ----------
     Total operating expenses                                           365,464        350,564        720,788        734,094

    Operating income (loss)                                              11,664         (2,375)        21,824         (6,982)

Gain on sale of subsidiaries                                                  -          7,900              -          7,900
Interest expense                                                         (4,012)        (3,695)        (9,215)        (7,722)
Other income (expense)                                                      (35)          (147)           (50)          (137)
                                                                     ----------     ----------     ----------     ----------
    Earnings (loss) before income taxes                                   7,617          1,683         12,559         (6,941)
Income tax benefit (expense)                                             (1,131)         3,653         (1,450)         7,343
                                                                     ----------     ----------     ----------     ----------
Net earnings                                                           $  6,486       $  5,336      $  11,109        $  402
                                                                     ----------     ----------     ----------     ----------
                                                                     ----------     ----------     ----------     ----------
Net earnings per common and common
    equivalent share                                                    $  0.17        $  0.14        $  0.29       $  0.01
                                                                     ----------     ----------     ----------     ----------
                                                                     ----------     ----------     ----------     ----------
Net earnings per common and common
    equivalent share assuming full dilution                             $  0.17        $  0.14        $  0.29       $  0.01
                                                                     ----------     ----------     ----------     ----------
                                                                     ----------     ----------     ----------     ----------
Number of common shares used in computation of
    primary earnings per share                                       38,932,000     39,144,000     38,935,000     39,281,000
                                                                     ----------     ----------     ----------     ----------
                                                                     ----------     ----------     ----------     ----------
Number of common shares used in computation of
    fully diluted earnings per share                                 38,935,000     39,144,000     38,935,000     39,281,000
                                                                     ----------     ----------     ----------     ----------
                                                                     ----------     ----------     ----------     ----------




                  PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                            (Unaudited)
                                                                         Six Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                        1997            1996
                                                                      ---------      ---------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
    Net earnings                                                      $  11,109      $     402
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation and amortization                                       8,792         11,969
      Amortization of premium/accretion of discount                         303          1,405
      Gain on sale of subsidiaries                                            -         (7,900)
      Loss on sale of property and equipment                                  -             70
      Changes in working capital:
       Accounts receivable                                               51,931        (56,958)
       Income taxes                                                      46,363         11,371
       Accounts payable, accrued expenses and
        other current liabilities                                          (647)           215
       Claims payable                                                  (184,215)       125,932
       Unearned premiums                                                (38,390)       (13,917)
       Deferred income taxes                                              2,514         (7,725)
    Other changes in other assets and liabilities                        (8,424)          (266)
                                                                      ---------      ---------
       Total adjustments                                               (121,773)        64,196
                                                                      ---------      ---------
       Net cash provided by (used in) operating activities             (110,664)        64,598
                                                                      ---------      ---------

Cash flows from investing activities:
    Purchase of investments                                             (52,312)      (200,075)
    Proceeds from sale of investments                                   119,465        115,068
    Purchase of property and equipment                                   (2,595)        (6,505)
    Proceeds from sale of property and equipment                              3          1,574
    Statutory deposits and other assets                                   2,325        (63,955)
    Disposals, net of cash sold                                               -         (3,103)
                                                                      ---------      ---------
      Net cash provided by (used in) investing activities                66,886       (156,996)
                                                                      ---------      ---------

Cash flows from financing activities:
    Proceeds from borrowings                                                146           -
    Principal payments on debt and capital leases                        (1,109)       (15,558)
    Principal payments on covenants not-to-compete                         (825)        (1,500)
    Proceeds from issuance of common stock                                   27          1,314
                                                                      ---------      ---------
       Net cash provided by (used in) financing  activities              (1,761)       (15,744)
                                                                      ---------      ---------

Net decrease in cash                                                    (45,539)      (108,142)
Cash and cash equivalents at beginning of period                        134,011        164,706
                                                                      ---------      ---------
Cash and cash equivalents at end of period                            $  88,472      $  56,564
                                                                      ---------      ---------
                                                                      ---------      ---------

                                     -4-

                           PHYSICIAN CORPORATION OF AMERICA

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR QUARTER ENDED JUNE 30, 1997
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE A:

ORGANIZATION

The accompanying unaudited consolidated financial statements of Physician Corporation of America ("PCA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual financial statements. In management's opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.

The consolidated balance sheet as of December 31, 1996 was derived from the registrant's audited financial statements.

The results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE B:

PENDING MERGER

On June 2, 1997, the Company entered into an Agreement and Plan of Merger among Humana, Inc. (Humana) HUMNOV, Inc., a wholly owned subsidiary of Humana, and the Company (the "Merger Agreement"). The Merger Agreement provides for the merger of the HUMNOV, Inc. with and into the Company, pursuant to which each outstanding share of the common stock of the Company will be converted into the right to receive $7.00 per share in cash (subject to dissenters' rights of appraisal). The proposed transaction will require the approvals from the Company's shareholders and various state and federal regulatory agencies, including, but not limited to, the Florida, Texas, and Puerto Rico Departments of Insurance and State Medicaid Agencies in those jurisdictions. The Company has filed a definitive proxy with the Securities and Exchange Commission dated August 8, 1997 which gave notice of a special meeting of the shareholders of the Company ("special meeting") to be held on September 8, 1997 to consider and act upon a proposal to adopt the Merger Agreement. The close of business on July 25, 1997 has been fixed as the record date for the determination of shareholders entitled to receive notice of and vote at the special meeting. All government agency and regulatory filings have been made. The expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has occurred. The Company anticipates the transaction to close in the third quarter of 1997.

In the event the Merger Agreement does not close by October 1, 1997, the Company will be (i) in default of its $101,750 Credit Facility, (ii) assessed a penalty fee of up to 1% of its then outstanding Credit Facility indebtedness, (iii) subject to the terms of a June 3, 1997 Florida Department of Insurance (FDOI) Consent Order which permits the FDOI to place PCA/P&C in receivership without contest from PCA, (iv) unable to meet its obligations including but not limited to the repayment of its $101,750 Credit Facility indebtedness, its $16,750 indebtedness to Sierra Health Services, Inc. ("Sierra") and the $80,000 reinsurance premium

                           PHYSICIAN CORPORATION OF AMERICA

                           FOR QUARTER ENDED JUNE 30, 1997
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE B: (CONTINUED)

to be paid to Centre Reinsurance Company of New York ("Centre Re") if such reinsurance is to be obtained, and (v) be required to submit a revised plan to show NASDAQ how it will comply with NASDAQ's tangible net worth requirements to avoid termination of its status as a listed company on NASDAQ. In such event, the Company would re-establish its active evaluation of refinancing alternatives to raise the capital (whether debt or equity related) required to meet its obligations or outright sale/merger of the Company with another party.

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

NOTE D:

DEBT

On April 22, 1997, the Company entered into an eighth amendment to modify its $101,750 Credit Facility Agreement with its primary lenders. The significant terms of the amendment include (i) extending the maturity date of the loan to October 1, 1997, (ii) increasing the interest rate to prime plus 3% through July 31, 1997 and to prime plus 4% during August and September 1997, (iii) charging an amendment fee at the time of amendment of approximately $1,023 and, in the event the Company did not enter into a merger or other agreement to refinance the debt by July 31, 1997, an additional fee of 1% of the then outstanding balance of indebtedness, and (iv) customary financial covenants. Additionally, the Company is indebted to Sierra for $16,750 under the terms of a demand note payable. Interest on this note accrues at 8.25% with the default interest rate increasing by 5%. In September 1997, Sierra may demand repayment of the note which would then become due after the Credit Facility indebtedness is repaid. The Company does not have the existing cash resources to be able to pay the principle balance due Sierra nor its Credit Facility lenders on October 1, 1997 and contemplates the satisfaction of both items of indebtedness as part of the Humana merger. See Management's Discussion and Analysis - "Liquidity and Capital Resources" for further discussion.

                           PHYSICIAN CORPORATION OF AMERICA

                           FOR QUARTER ENDED JUNE 30, 1997
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE E:

WORKERS' COMPENSATION

PCA Property and Casualty Insurance Company ("PCA/P&C"), the Company's Florida property and casualty insurer, has reported a deficit as of June 30, 1997 and December 31, 1996, of approximately $115,000 and $121,000, respectively, under generally accepted accounting principles. This deficit resulted from losses incurred or assumed under excess insurance, reinsurance and indemnification contracts in favor of assessable workers' compensation self insurance funds and mutual insurers.

The Florida Department of Insurance ("DOI") has exerted increasing control over, and has initiated legal proceedings against, PCA/P&C because of its deteriorating financial condition. In November 1996, PCA/P&C entered into an administrative consent order, pursuant to which PCA/P&C ceased writing and renewing insurance policies, subjected most of its business operations and decisions to review and approval by the DOI, and was required to submit a corrective plan satisfactory to the DOI. In late February 1997, the DOI brought judicial proceedings seeking its appointment as receiver for PCA/P&C for purposes of rehabilitation. Several proposed corrective plans were submitted, but none were approved.

Under a Forbearance Agreement entered into May 2, 1997 (the "Forbearance Agreement"), PCA/P&C consented to the DOI's appointment as receiver for purposes of rehabilitation or liquidation on or after June 2, 1997. The DOI allowed PCA/P&C until that date to submit a satisfactory plan assuring full payment of claims and in the interim obtained greater control over its affairs and access to its records. Separately, the DOI requested that the Company and certain subsidiaries pay PCA/P&C amounts aggregating approximately $35,000 and refused to permit PCA/P&C to pay substantial amounts due to affiliates. The Company disputed these demands but agreed to inform the DOI of progress in negotiations intended to obtain reinsurance coverage for PCA/P&C and/or to pay for such coverage through a financing transaction or business combination as described elsewhere herein.

In connection with execution of the Merger Agreement, and after lengthy negotiations in which the DOI participated, on June 2, 1997, the Company, PCA/P&C and PCA Solutions entered into four interrelated agreements with Centre Re and an affiliate. Under the Aggregate Excess of Loss Reinsurance Agreement (the "Reinsurance Agreement"), Centre Re agreed to pay up to $230,000 to satisfy policyholder claims against PCA/P&C if PCA/P&C is not able to discharge all its liabilities from its own resources. The Company agreed to pay or arrange for payment of certain other liabilities of PCA/P&C, to contribute $20,100 to PCA/P&C for tax benefits realized and to purchase or guarantee the collection of specified assets. In addition, upon entering into the Reinsurance Agreement, PCA/P&C paid to and received from various affiliates amounts agreed by the parties to be owing through March 31, 1997. Of the total premium of $84,000 payable to Centre Re, $4,000 has been paid and has been recorded as a contra revenue amount included in Workers' Compensation related revenues in the accompanying unaudited statements of operations for the three and six months ended June 30, 1997. The balance of the premium would be due at closing of the Reinsurance Agreement. In the event the Company consummates the Reinsurance Agreement, the Company may receive an experience refund up to a maximum amount of $42,000 and would record an expense of approximately $38,000 at such time. If the balance of the premium is not paid or the Centre Re transaction is not closed by October 31, 1997, the Reinsurance Agreement and the three related agreements identified below will automatically terminate, and Centre Re will retain the $4,000 premium already paid and the Company would not be liable for the remaining premium.

                           PHYSICIAN CORPORATION OF AMERICA

                           FOR QUARTER ENDED JUNE 30, 1997
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE E: (CONTINUED)


Under the Claims Run-Off Administration Services Agreement (the "Claims Agreement"), PCA Solutions will act as a third party claims service administrator for purposes of handling the run-off of PCA/P&C's insurance liabilities. The Claims Agreement, which supplements the prior Management Contract under which PCA Solutions serves as managing general agent for PCA/P&C, imposed additional duties on PCA Solutions and entitles Centre Re to participate in and direct employment, compensation and property acquisition decisions of PCA Solutions. The Company guaranteed PCA Solution's performance of its duties under the Claims Agreement. PCA Solutions' compensation for its services will be deferred and paid only from any available funds of PCA/P&C remaining after the run-off, which will probably be more than five years from the date of this statement.

Under the Investment Management Agreement, Zurich Investment Management, Inc., an affiliate of Centre Re, will manage the investment portfolio of PCA/P&C, within agreed guidelines and constraints under the Florida Insurance Code, for fees based on the size of the portfolio. Under the Tax Allocation and Escrow Agreement between the Company and PCA/P&C, the latter will receive the benefit of certain federal net operating loss carryforwards of up to $72,000 if and when realized in the future by its corporate affiliates due to its net operating losses and capital loss carryforwards.

If the Centre Re transaction is closed (whether or not in connection with the Merger), in addition to paying the balance of the reinsurance premium, the Company, PCA/P&C, and PCA Solutions are required to collateralize various of their obligations to Centre Re. PCA/P&C must pledge all its assets to secure its obligations under the Reinsurance Agreement. In addition, the Company must pledge $45,000 of liquid investments and its stock in PCA Solutions, and PCA Solutions must pledge all of its assets, to secure (a) obligations of PCA Solutions under the Claims Agreement, (b) the Company's guaranty of PCA Solutions' performance under the Claims Agreement and (c) certain of the Company's obligations under the Reinsurance Agreement. The Company expects to obtain the $45,000 of liquid investments through the Merger (or another financing transaction or business combination). Other collateral agreed to be pledged to Centre Re will be available only if the Company's present lenders release their security interests in connection with repayment of their loans or otherwise.

The Reinsurance Agreement provides that either Centre Re or Humana may, by notice, prevent the Centre Re transactions from closing if the Merger is consummated. However, under the Agreement, Humana must, from and after the Effective Time, select one of these three alternatives: (a) adhere to the Centre Re agreement, (b) eliminate PCA/P&C's statutory deficit by making a capital contribution in that amount and committing to make additional such contributions as and when needed thereafter (the "Recapitalization Alternative") or (c) enter into such other arrangements as the DOI deems acceptable in its sole discretion. If Centre Re elects not to close the reinsurance transaction, Humana must comply with the alternatives set forth in clauses (b) or (c) above. The DOI has indicated that Humana's Recapitalization Alternative is acceptable. No other alternative arrangement has been proposed or is now anticipated.

                           PHYSICIAN CORPORATION OF AMERICA

                           FOR QUARTER ENDED JUNE 30, 1997
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE E: (CONTINUED)

Based on its evaluation of the Agreement and Centre Re agreements, on June 2, 1997, the DOI entered into a Joint Report to the Court and Supplemental Agreement (the "Supplemental Agreement") with PCA/P&C. In the Supplemental Agreement, the DOI determined that the Company had made sufficient progress toward fulfilling the conditions in the Forbearance Agreement to justify extending the period of forbearance from appointment of a receiver for PCA/P&C and to allow a reasonable period for the agreed upon transactions to close. The DOI agreed not to seek its appointment as receiver so long as certain conditions are being met, including: payment of amounts due to PCA/P&C's creditors, the absence of an event of default, absence of a material adverse change in the financial condition of PCA/P&C, PCA Solutions and Centre Re, and diligent pursuit of regulatory approvals required to close the Merger by October 31, 1997. The DOI reserved the right to obtain its appointment as receiver for PCA/P&C in the event of, among other circumstances, noncompliance with or material misrepresentation in provisions of the Supplemental Agreement, denial of a regulatory consent or approval requisite to closing of the Merger, and failure to close the Merger by October 31, 1997. The Company agreed to cooperate in the DOI's investigation of the assessable workers' compensation business and to keep the DOI regularly informed of progress in obtaining consents necessary to consummate the Merger. PCA/P&C continues under the DOI's administrative supervision, and the receivership petition remains pending.

The Supplemental Agreement also provides that, if the DOI does not enforce the Forbearance Agreement by obtaining its appointment as receiver or otherwise, and if the Merger is consummated, the receivership proceeding respecting PCA/P&C will be dismissed or abated and the parties will enter into a new administrative consent order. That new order is to provide, among other things, for continued administrative supervision of PCA/P&C at least through 1998 under somewhat less stringent DOI control, suspension of PCA/P&C's certificate of authority (so that it could not resume active insurance operations unless its certificate were reinstated), and covenants that would protect the Company and its affiliates against the assertion of certain claims based on matters predating March 31, 1997. The agreements among PCA/P&C, the DOI and other interested parties including Humana may be modified before or after the Effective Time (subject to required consent of the affected parties).

NOTE F:

SIGNIFICANT CONTRACTS

PUERTO RICO:

Effective April 1, 1997, the Company's Puerto Rico HMO (PCA/P.R.) was awarded an additional contract to provide health services to approximately 145,000 (reform) Medicaid members in the Southeastern region of Puerto Rico. This two-year contract is in addition to the two-year renewal of the Company's 270,000 member reform contract which was also effective April 1, 1997. In conjunction with these contracts, PCA/P.R. pledged approximately $11,000 of investments in March 1997 to Puerto Rico insurance regulators. Such amount has been included in statutory deposits and other assets in the accompanying consolidated balance sheet.

                           PHYSICIAN CORPORATION OF AMERICA

                           FOR QUARTER ENDED JUNE 30, 1997
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE F: (CONTINUED)

Additionally, the Company has committed to the Puerto Rico Insurance Commission that the equity of PCA/P.R. will be sufficient by December 31, 1997 to meet a 7:1 ratio of premiums to capital. This commitment will likely require the Company to infuse an additional $2,500 before December 31, 1997. See Management's Decision and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

FLORIDA:

The Company's subsidiary, PCA Family Health Plans, Inc. (PCA Family) provides health services to Medicaid beneficiaries in Florida under the terms of an annual contract which expires on June 30, 1998.

In the fourth quarter of 1996, AHCA initiated a competitive bidding process whereby it would grade responses to request for proposal ("RFP") from qualified bidders using both cost and quality of care criteria and award contracts to selected bid winners to provide health services to Medicaid recipients in Florida. PCA's response to the RFP was submitted to AHCA in November 1996. In February 1997, AHCA announced its intent to award a 30-month Medicaid managed care contract to bid winners including PCA, which were not expected to begin before the end of the second quarter of 1997. The premium rates were expected to be set at 92% of fee-for-service costs and PCA was awarded capacity to provide services to up to 337,000 Medicaid beneficiaries, which was the largest award in the state. In April 1997, AHCA reduced the rates it paid to managed care organizations, including the Company, to amount equal to 92% of fee for service costs, down from the 95% level then in effect.

However, as a result of litigation brought against AHCA by certain parties submitting responses to AHCA's RFP, in June 1997 AHCA withdrew its RFP and entered into separate one year contracts with managed care organizations. Accordingly, PCA Family entered into a contract with AHCA to provide health services from July 1, 1997 to June 30, 1998 to Medicaid beneficiaries in Florida at premium rates which the Company anticipates will approximate a 1-2% increase over those in place at June 30, 1997 on a per member per month basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THE DISCUSSION AND ANALYSIS PRESENTED BELOW PROVIDES MANAGEMENT'S ASSESSMENT OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997. THIS INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S JUNE 30, 1997 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

FROM TIME TO TIME, THE COMPANY MAY MAKE CERTAIN STATEMENTS THAT CONTAIN "FORWARD-LOOKING" INFORMATION (AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995). WORDS SUCH AS "ANTICIPATE", "ESTIMATE", "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE MADE BY MANAGEMENT ORALLY OR IN WRITING, INCLUDING, BUT NOT LIMITED TO, IN PRESS RELEASES, AS PART OF THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND AS PART OF OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934.

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

AMONG THE RISKS AND UNCERTAINTIES THAT HAVE A DIRECT BEARING ON THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE (A) THE EXPECTATION BUT NOT ASSURANCE THAT THE CASH ACQUISITION OF THE COMPANY BY HUMANA FOR $7 PER SHARE WILL CLOSE DURING THE THIRD QUARTER OF 1997, AND IF NECESSARY, THE ABILITY OF THE COMPANY TO MITIGATE THE EFFECTS OF THE MERGER AGREEMENT NOT CLOSING, INCLUDING BUT NOT LIMITED TO (I) THE ABILITY OF PCA/P&C TO SUBMIT A DETAILED CORRECTIVE PLAN TO REMEDY ITS CAPITAL DEFICIENCY THAT IS ACCEPTABLE TO THE DOI PRIOR TO THE DOI EXERCISING ITS RIGHT TO ITS UNCONTESTED APPOINTMENT AS RECEIVER FOR PURPOSES OF REHABILITATION OR LIQUIDATION ANYTIME ON OR AFTER OCTOBER 1, 1997, IF THE DOI IS NOT SATISFIED WITH THE CORRECTIVE PLAN, (II) THE ABILITY OF THE COMPANY TO REFINANCE ITS CREDIT FACILITY INDEBTEDNESS BY ITS MATURITY DATE OF OCTOBER 1, 1997, AND (III) THE ABILITY OF THE COMPANY TO BE ABLE TO REDUCE THE LOSS OF BUSINESS THAT COULD RESULT FROM HUMANA HAVING HAD DETAILED REVIEW OF THE COMPANY'S OPERATIONS INCLUDING ITS PRICING AND MARKETING STRATEGIES, (B) THE ABILITY OF SIERRA TO CALL PCA'S DEMAND PROMISSORY NOTE PAYABLE TO SIERRA PRIOR TO CONSUMMATION OF THE PROPOSED MERGER WITH HUMANA AND SIERRA'S SUCCESS IN ANY ACTION BROUGHT TO ENFORCE ITS DEMANDS FOR EXPENSES IN CONNECTION WITH THE TERMINATED MERGER AGREEMENT BETWEEN SIERRA AND THE COMPANY, (C) MEDICARE AND MEDICAID PREMIUM RATES SET BY STATE AND FEDERAL GOVERNMENT AGENCIES CHANGING UNEXPECTEDLY, (D) ACTIONS BY TEXAS, FLORIDA OR PUERTO RICO REGULATORS, (E) NASDAQ AND OTHER FACTORS DISCUSSED HEREIN.

The Company is a managed health care company that provides comprehensive health care services through its health maintenance organizations ("HMOs") and workers compensation administrative management services through its workers' compensation third party administration companies ("TPAs"). The Company conducts all of its business in the Southeastern United States, Texas and Puerto Rico.

In the second quarter 1997, the Company continued to increase net income revenues and health plan membership. The following sets forth certain financial and operating information pertaining to the Company's results for the three and six months ended June 30, 1997 compared to the same periods in 1996:


                                                                         Three Months Ended              Six Months Ended
                                                                                June 30,                    June 30,
                                                                        ----------------------        ----------------------
                                                                          1997          1996           1997           1996
                                                                        -------        -------        -------        -------
                                                                                           (In thousands)
Health Premiums:
    Commercial                                                          125,800        144,537        253,602        287,093
    Medicaid                                                            122,014         90,596        226,322        181,921
    Medicare                                                             86,876         80,536        172,536        156,722
    Indemnity                                                            15,218          8,933         30,281         17,075
                                                                        -------        -------        -------        -------
        Total health premiums                                           349,908        324,602        682,741        642,811
                                                                        -------        -------        -------        -------
                                                                        -------        -------        -------        -------
Operating Statistics and Data:
    Medical loss ratio (1)                                                85.3%          87.2%          86.2%          87.3%
    Health administrative, marketing and
      other expenses ratio (2)                                            12.9%          15.5%          12.7%          15.9%
Period ending membership:
    HMO:
     Commercial                                                                                       397,000        452,000
     Medicaid                                                                                         612,000        418,000
     Medicare                                                                                          61,000         60,000
                                                                                                    ---------        -------
     Total HMO                                                                                      1,070,000        930,000
    Health Indemnity and PPO                                                                           82,000         36,000
                                                                                                    ---------        -------
    Total HMO and Insured Health Membership                                                         1,152,000        966,000
                                                                                                    ---------        -------
                                                                                                    ---------        -------


(1) Medical costs as a percentage of health premiums.
(2) Health administrative, marketing and other expenses, including allocations of corporate overhead as a percentage of health premiums.

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX
 MONTHS ENDED JUNE 30, 1996

The Company earned net income of $6.5 million and $11.1 million for the three and six months ended June 30, 1997 respectively, as compared to net income of $5.3 million and $0.4 million for the same periods in 1996. The increase was primarily due to a $11.1 million and $19.6 million improvement in profitability of the Company's HMOs for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The three and six month 1996 amounts include a $7.9 million gain from the sale of the Company's medical centers in June of 1996.

Health premium revenues for the three and six months ended June 30, 1997 as compared to 1996 increased by $25.3 million or 8% and $39.9 million or 6%, respectively. Of the three month increase, $68.8 million was due to a 21% increase in the average number of members during the period offset by a $43.5 million decrease due to a 11% decrease in the weighted average health premium rate per member. Of the six month increase, $99.7 million was due to a 16% increase in the average number of members during the period, offset by a $59.8 million decrease due to a 8% decrease in the weighted average premium rate per member. Total membership at June 30, 1997 increased by approximately 186,000 members from membership at June 30, 1996 (55,000 decrease in Commercial, 194,000 increase in Medicaid, 1,000 increase in Medicare and 46,000 increase in indemnity and PPO members). The decrease in Commercial membership is primarily due to the Company selling its HMO operations in Georgia and Alabama which had approximately 37,500 Commercial members at June 30, 1996. The premium rate decrease period to period was attributable to (i) during the three and six months ended June 30, 1997, the Company provided health care to approximately 605,000 and 530,000 Medicaid members, respectively, (the majority of which are members of the Reform Program in Puerto Rico at an average premium rate of approximately $47 per member per month) representing a 53% and 38% increase in Medicaid members from the corresponding period in 1996 while (ii) the weighted average Medicare premium rates increased by approximately 5% for the three and six months ended June 30, 1997 vs. 1996 to approximately $475 per member per month, and (iii) commercial premium rates remained principally unchanged at approximately $106 per member per month during the period.

Workers' compensation related revenues (which are comprised of workers' compensation TPA revenues and workers' compensation premiums) for the three and six month periods ended June 30, 1997 increased by $2.1 million or 16% and decreased by $23.3 million or 37%, respectively, as compared to the same periods in 1996. The three month increase was primarily the result of the Company, during the quarter ended June 30, 1996, retroactively amending to January 1, 1996, its quota share arrangements with its third party reinsurers whereby its retained share of related premiums and claims decreased from 50% to 25%. This adjustment, which amounted to approximately $33.8 million for the quarter ended June 30, 1996, accounts for the $0.6 million increase in premium revenues during the quarter ended June 30, 1997 despite the Company not writing new or renewal premiums. TPA revenues increased by $1.5 million for the three months ended June 30, 1997 as compared to 1996. The six month decrease is consistent with the Company ceasing to write new and renewal workers' compensation insurance in November 1996. Accordingly, workers' compensation related insurance premiums decreased by $28.2 million for the six months ended June 30, 1997, as compared to 1996. Additionally, workers' compensation TPA fees increased by $4.9 million during the six months ended June 30, 1997, compared to the same period in 1996. The three and six month increases in workers' compensation related TPA revenues are attributable to the Company, beginning in November 1996, to provide TPA services to employer groups that previously obtained workers' compensation related insurance (including the administration thereof) from PCA/P&C which then utilized PCA Solutions to provide TPA services for such policies. As the 1996 TPA revenues were generated by PCA Solutions from its affiliate, PCA/P&C, those revenues were eliminated upon consolidation of the Company's financial statements. In 1997 the majority of TPA revenues were generated from third party customers which resulted in an increase in TPA revenues despite PCA's overall workers' compensation premium base decreasing. The Company anticipates its TPA revenue base to continue to decrease over the remainder of 1997.

Investment income for the three and six months ended June 30, 1997 as compared to 1996 increased by $3.4 million or 57% and $5.5 million or 47%, respectively. These increases are due to the Company having larger investment balances during the 1997 periods as compared to 1996 as a result of the approximately $160.0 million in investments assumed from the workers' compensation self insured funds effective September 30, 1996. Additionally, during the three months ended June 30, 1997, the Company recorded a gain of approximately $1 million on the disposal of common stock it acquired as partial consideration when it sold its medical clinics in June 30, 1996.

Other revenues for the three and six months ended June 30, 1997 as compared to 1996 decreased by $1.9 million or 44% and $6.6 million or 66%, respectively. These decreases are due entirely to the Company selling its medical center subsidiary and Alabama and Georgia HMOs operations in June and September 1996, respectively, which together earned $3.4 million and $7.5 million in professional services and management administration revenues in the three and six months ended June 30, 1996. The 1997 amounts include a $1 million performance fee earned by the Company from global capitation agreements in Florida by achieving specified membership levels.

Medical costs for the three and six months ended June 30, 1997 as compared to 1996 increased by $15.5 million or 5% and $27.5 million or 5%. Of the three month increase, $60.0 million was due to a 21% increase in the average number of members during the period offset by a $44.5 million decrease due to a 13% decrease in the weighted average medical cost per member. Of the six month increase, $87.0 million was due to a 16% increase in the average number of members during the period offset by a $59.5 million decrease in the weighted average cost per member. This decrease in the weighted average medical cost per member was due primarily to (i) an increase in Medicaid members (which have a lower than average per member medical cost) and (ii) an overall decrease in medical costs arising from the global capitation agreements entered into by the Company in its Florida and Puerto Rico markets. As a result of these factors, the Company's medical loss ratio for the three and six months ended June 30, 1997 decreased to 85.3% from 87.2% and to 86.2% from 87.3%, respectively, for the same periods in 1996.

Health related administrative, marketing and other expenses for the three and six months ended June 30, 1997 as compared to 1996 decreased by $5.1 million or 10% and $15.4 million or 15%, respectively. The three and six month decreases were due in part to $2.3 million and $5.2 million reduction in costs incurred in 1996 by subsidiaries sold by the Company in 1996. The remaining $2.8 million and $10.2 million decreases, respectively, are the result of management implementing its plan to reduce administrative costs incurred by the Company's HMOs which included employee headcount reductions and office consolidations in the second and third quarters of 1996. The reduction in overall administrative costs in 1997 was achieved despite a 21% and 16% increase in the weighted average number of members during the three and six months ended June 30, 1997, respectively, as compared to 1996. As a result, the Company's health administrative ratio improved to 12.9% from 15.5% and to 12.7% from 15.9%, respectively, for the three and six months ended June 30, 1997 as compared to the same periods in 1996.

Workers' compensation related administrative, marketing and other expenses for the three and six months ended June 30, 1997 increased by $10.0 million or 135% and decreased by $13.3 million or 27%, respectively as compared to the same periods in 1996. The three month increase is entirely attributable to the quota share treaties which was recorded in the second quarter of 1996 reducing the Company's retention on its primary workers' compensation insurance from 50% to 25%. Accordingly, the six month decrease is reflective of the fact the Company ceased writing all new and renewal workers' compensation related insurance effective in November 1996. The Company's workers' compensation related revenues consist of run off workers' compensation premiums and TPA revenues. The Company expects its TPA revenues to continue to decline throughout 1997.

Depreciation and amortization for the three and six months ended June 30, 1997 amounted to $4.4 million and $8.8 million, respectively, and decreased by $1.3 million or 23% and $3.2 million or 27%, respectively, as compared to 1996. The decreases are attributable primarily to lower amortization of intangibles relating to the Company's workers' compensation TPA following the $39.0 million write-off of intangibles in the fourth quarter of 1996 as well as lower depreciation resulting from the sale of subsidiaries in 1996.

In June 1996, the Company sold its wholly owned subsidiary, Physicians First, Inc., which held and operated the Company's medical centers. This transaction resulted in a gain of $7.9 million in the second quarter of 1996. No subsidiaries were sold by the Company in 1997.

Interest expense for the three and six months ended June 30, 1997 was $4.0 million and $9.2 million, respectively, representing a $0.3 million and $1.5 million increase in the same periods in 1996. These increases resulted from an approximate 4% increase in the average annual interest rate change increasing from 7% to 11%, while the average outstanding loan balance decreased by approximately $40 million. The 1997 amount also includes approximately $1.0 million of fees paid to its primary lenders in connection with amendments of its Credit Facility.

Income tax expense for the three and six months ended June 30, 1997 was $1.1 million and $1.45 million compared to a $3.7 million and $7.3 million income tax benefit, respectively, for the same periods in 1996. This income tax expense in 1997 resulted from tax incurred on the Company's income generated by its subsidiaries in Puerto Rico. The tax expense attributable to the Company's other operations was eliminated as a result of the utilization of net operating loss carryforwards. Accordingly, the approximate 15% and

12% effective income tax rate for the three and six months ended June 30, 1997 is lower than the 35% statutory rate for such period, primarily due to the nondeductibility of goodwill amortization for income tax purposes arising from the acquisition of HMOs and workers compensation companies offset by tax exempt investment income and the utilization of net operating loss carryforwards. The Company's tax benefit for the three and six months ended June 30, 1996 was primarily the result of the utilization of capital loss carryforwards which eliminated tax expense relating to the 1996 gain on sale of subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had a working capital deficit of $107.3 million, primarily the result of the Company's Credit Facility and Sierra debt being classified as a current liability. Cash and cash equivalents were $88.5 million at June 30, 1997, a decrease of $45.5 million from $134.0 million at December 31, 1996 and short term investments were $138.0 million at June 30, 1997, an increase of $7.2 million from a $130.8 million balance at December 31, 1996.
The decrease in cash and cash equivalents is primarily the result of cash used in operations and financing activities offset by cash provided by investing activities. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by various regulatory authorities.

Net cash used in operating activities for the six months ended June 30, 1997 was $110.7 million compared to cash of $64.6 million provided by operating activities for the six months ended June 30, 1996. The cash used in operating activities in 1997 was principally the result of the following factors: (i) net income of $11.1 million, (ii) decrease in claims payable in the amount of $184.2 million (primarily the result of a $153.0 million decrease in workers' compensation related claims caused by PCA paying claims without writing new or renewal workers' compensation business in 1997), (iii) increase in income taxes payable in the amount of $46.4 million resulting principally from income tax refunds received, (iv) decrease in unearned premiums in the amount of $38.4 million, (v) $51.9 million decrease in accounts receivable and reinsurance recoveries, (vi) a decrease in accounts payable, accrued expenses and other current liabilities of $0.6 million and
(vii) a $3.1 million net increase from changes in other assets and liabilities and non cash operating items.

In 1997, net cash provided by investment activities increased to $66.9 million, from $157.0 million used in investment activities in 1996. The net cash provided by investing activities was primarily the result of the net proceeds from sale of investments of $67.2 million which was used to pay claims. The Company believes it will be able to finance all capital expenditures from cash generated from operations and amounts available from cash. The Company has utilized capital leases to finance certain equipment additions in the past and expects to continue to do so in the future.

In 1997, net cash used in financing activities for the six months ended June 30, 1997 increased to $1.8 million compared to $15.7 million cash provided in the six months ended June 30, 1996. The cash used in financing activities was primarily the result of $1.9 million of long-term debt principal and covenant payments offset by $0.1 million of indebtedness and diminimous proceeds from employee exercises of stock options.

The Company believes that cash on hand and cash flow generated from operations will not be sufficient to meet its Credit Facility and debt obligations which become due in October 1997. The Company anticipates its liquidity requirements will be met by working capital to be provided by Humana after the merger is completed. In the event the merger is not completed, the Company will be required to effect one or more of the following refinancing alternatives by October 1, 1997, in order to meet its obligations under the Credit Facility indebtedness: (i) completing a merger or sale transaction with another partner,
(ii) raising equity capital or high-yield debt through a private placement or a public offering, or (iii) completing the sale of certain of the Company's assets. In the past, the Company has received indications of interest from third parties related to each of these four possible alternatives. However, there can be no assurance that it will be successful in such endeavors. Additionally, if the merger is not consummated, the Company will be required to raise additional capital to be able to meet its obligations regarding (i) the reinsurance policy with Centre Re for PCA/P&C, if it is so consummated, (ii) capital infusion requirements of its regulated HMOs, (iii) repayment of indebtedness due to Sierra and (iv) its ongoing operations.

The Company is significantly restricted in its ability to utilize the working capital or the operating cash flows of its regulated subsidiaries. These restrictions include requirements to maintain a certain level of statutory equity in each regulated subsidiary and to obtain prior consent to declare any dividend. At June 30, 1997, the Company's regulated HMO and insurance subsidiaries (excluding PCA/P&C) had approximately $18.0 million in excess statutory equity. The Company's Florida HMOs incurred operating losses in 1996 and the Company has submitted and revised a corrective action plan to regulators under which these HMOs will operate until profitability is obtained. The Company's Texas HMO, PCA/Texas has been notified by the Texas Department of Health (TDH) that the TDH intends to suspend PCA/Texas' right to enroll new Medicaid members effective September 10, 1997 until PCA/Texas demonstrates full compliance with the TDH's claims payment requirements. Additionally, the PCA/P&C subsidiary had a deficit of approximately $115.0 million as of June 30, 1997, which, pursuant to a corrective action plan in process, will be replenished through collection of non-admitted assets and future investment earnings, as well as either the purchase of reinsurance or infusion of capital by Humana if the sale to Humana is completed. As a result, the Company will not have access to the cash flow from PCA/P&C which is expected from its estimated 1997 pretax earnings to be $11.5 million to $15.0 million and will pay approximately $2.0 million in income tax obligations from other cash flow sources or the utilization of net operating loss carryforwards. The Company expects that this deficit will be reduced by actual future earnings and the collection of non-admitted assets, including certain intercompany balances if required, the largest component of which is an income tax receivable of approximately $22.0 million from PCA.

As described in Note E to the June 30, 1997 unaudited consolidated financial statements, the Company believes that should the Company be found to be responsible for the deficit of PCA/P&C, its liquidity position would be adversely impacted, and its cash on hand and cash flow generated from operations would not be sufficient to fund such deficit on a current basis. The impact of this inability on the Company's financial condition and results of operations cannot be determined.

Additionally, as a result of being awarded the new and renewal contracts to provide health services to an aggregate of approximately 415,000 Medicaid (reform) members in Puerto Rico (see Note F to the June 30, 1997 unaudited consolidated financial statements), the Company has committed to increasing its investment in PCA/P.R. and pledging assets to the Puerto Rico insurance regulators. Accordingly, the Company has made additional capital contributions to PCA/P.R. of approximately $4.3 million and PCA/P.R. has pledged assets of approximately $11.0 million to the Puerto Rico insurance regulators during the first quarter of 1997. However, the Company anticipates it will be able to fund the additional PCA/P.R. equity requirements of approximately $2.5 million, during the foreseeable future as needed, from operations of PCA/P.R. and from capitalizing management fees and income taxes otherwise payable to PCA Corporate.

PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings

         As a result of the deterioration of PCA/P&C's financial condition, in November 1996, the Florida DOI placed PCA/P&C under regulatory supervision. In February 1997, after the Company announced it expected further losses in its PCA/P&C subsidiary, the Florida DOI obtained a Florida circuit court order requiring PCA/P&C to submit a detailed corrective action plan setting forth a program to remedy the capital deficiency in PCA/P&C. Additionally, this plan was to be the basis for the evaluation of whether the DOI should place PCA/P&C under statutory rehabilitation at a hearing to take place on May 2, 1997. The May 2, 1997 hearing was then rescheduled to June 2, 1997. Under a Forbearance Agreement entered into May 2, 1997 (the Forbearance Agreement), PCA/P&C consented to the DOI's appointment as receiver for purposes of rehabilitation or liquidation on or after June 2, 1997. The DOI allowed PCA/P&C until that date to submit a satisfactory plan assuring full payment of claims and in the interim obtained greater control over its affairs and access to its records. Separately, the DOI requested that the Company and certain subsidiaries pay PCA/P&C amounts aggregating approximately $35 million and refused to permit PCA/P&C to pay substantial amounts due to affiliates.

         On June 2, 1997, the DOI entered into a Joint Report to the Court and Supplemental Agreement (the Supplemental Agreement) with PCA/P&C. In the Supplemental Agreement, the DOI determined that the Company had made sufficient progress toward fulfilling the conditions in the Forbearance Agreement to justify extending the period of forbearance from appointment of a receiver for PCA/P&C and to allow a reasonable period for the agreed upon transactions to close. The DOI agreed not to seek its appointment as receiver so long as certain conditions are being met, including: payment of amounts due to PCA/P&C's creditors, the absence of an event of default, absence of a material adverse change in the financial condition of PCA/P&C, PCA Solutions and Centre Re, and diligent pursuit of regulatory approvals required to close the Merger by October 31, 1997. The DOI reserved the right to obtain its appointment as receiver for PCA/P&C in the event of, among other circumstances, noncompliance with or material misrepresentation in provisions of the Supplemental Agreement, denial of a regulatory consent or approval requisite to closing of the Merger, and failure to close the Merger by October 31, 1997. The Company agreed to cooperate in the DOI's investigation of the assessable workers' compensation business and to keep the DOI regularly informed of progress in obtaining consents necessary to consummate the Merger. PCA/P&C continues under the DOI's administrative supervision, and the receivership petition remains pending.

         The Supplemental Agreement also provides that, if the DOI does not enforce the Forbearance Agreement by obtaining its appointment as receiver or otherwise, and if the Merger is consummated, the receivership proceeding respecting PCA/P&C will be dismissed or abated and the parties will enter into a new administrative consent order. That new order is to provide, among other things, for continued administrative supervision of PCA/P&C at least through 1998 under somewhat less stringent DOI control, suspension of PCA/P&C's certificate of authority (so that it could not resume active insurance operations unless its certificate were reinstated), and covenants that would protect the Company and its affiliates against the assertion of certain claims based on matters predating March 31, 1997. The agreements among PCA/P&C, the DOI and other interested parties including Humana may be modified before or after the Effective Time (subject to required consent of the affected parties). See note E to the Company's June 30, 1997 unaudited consolidated financial statements. The Company cannot predict the outcome of this matter.

         On March 18, 1997, the Company filed suit against Sierra in the United States District Court for the Southern District of Florida. In the suit, the Company alleges that Sierra terminated the

         Agreement and Plan of Merger among Sierra, Sierra Acquisition, Inc. and PCA (the Sierra-PCA Merger Agreement) on March 1, 1997 and that the termination was not permitted by the terms of the Sierra-PCA Merger Agreement. Alternatively, the Company alleges that Sierra's statement on March 1, 1997 that it would not proceed with the merger under its existing terms constituted a withdrawal or modification, or proposed withdrawal or modification, of the approval or recommendation of the Sierra-PCA Merger Agreement by the Sierra board of directors. The Company also alleges that Sierra breached its covenants and agreements under the Sierra-PCA Merger Agreement by failing to take all reasonable action necessary or use all reasonable efforts to obtain approval of the merger by the DOI and the Florida Agency for Health Care Administration and by failing to offer employment to a key executive of the Company as required by the terms of the PCA-Sierra Merger Agreement. The Company seeks liquidated damages in the amount of $20 million plus costs and expenses, pursuant to the terms of the Sierra-PCA Merger Agreement. The Company also seeks additional actual damages for, among other things, loss of business opportunities, damage to business reputation, lost profits and other consequential damages allegedly caused by Sierra's breach of contract and fraudulent inducement to enter into the Sierra-PCA Merger Agreement.

         On March 27, 1997, Sierra and its wholly owned subsidiary filed suit against the Company in the Court of Chancery of the State of Delaware in and for New Castle County with respect to the failed merger. In the suit, Sierra alleges that the Company's disclosures relating to PCA/P&C constitute a breach of the Company's representations and warranties under the Sierra-PCA Merger Agreement and that this breach entitled Sierra to terminate the Sierra-PCA Merger Agreement and to recover from the Company the sum of $3 million plus its expenses, as defined under the Sierra-PCA Merger Agreement. Sierra also alleges that it is entitled to an award of damages resulting from allegedly false representations by the Company regarding its financial condition and the financial condition of its subsidiaries. Sierra takes the position that it terminated the Sierra-PCA Merger Agreement in a letter to the Company dated March 18, 1997.

         Both lawsuits are still pending. At this stage of the proceedings, it is impossible to predict with any degree of certainty whether the Company will prevail on the merits or the financial impact of the lawsuits on the Company. Management of the Company believes that these lawsuits will not impact the ability to consummate the Merger.

 Item 2. Changes in Securities
         Not Applicable
 Item 3. Defaults Upon Senior Securities
         Not Applicable
 Item 4. Submission of Matters to a Vote of Security Holders
         Not Applicable
 Item 5. Other Information
         Not Applicable
 Item 6. Exhibits and Reports on Form 8-K
 (A)     Exhibits furnished as part of the Report:
         (1)  Financial Statements, See PART I, Item 1
         (2)  Exhibits:
 (B)     Reports on Form 8-K:
         (1) Form 8-K dated April 28, 1997 (filed April 28, 1997 and incorporated herein by this reference)
         (2) Form 8-K dated June 16, 1997 (filed June 17, 1997 and incorporated herein by this reference)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PHYSICIAN CORPORATION OF AMERICA
                        (Registrant)

                        By: /s/ E. Stanley Kardatzke, M.D.
                            ----------------------------------
                            E. Stanley Kardatzke, M.D.,
                            Chairman of the Board and CEO (Principal
                            Executive Officer)

                        By: /s/ Clifford W. Donnelly
                            ----------------------------------
                            Clifford W. Donnelly
                            Senior Vice President of Finance and
                            Chief Financial Officer


                        By: /s/ Jay M. Grobowsky
                            ----------------------------------
                            Jay M. Grobowsky
                            Vice President of Finance

Date:  August 12, 1997
                                     -19-