Form 10-Q/A
period 1997-06-30
PHYSICIAN CORPORATION OF AMERICA /DE/
filed 1997-08-18
CIK 812929

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-Q/A-1

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

                             Not Applicable  __X__

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

                                 NUMBER OF SHARES OUTSTANDING
     TITLE OF EACH CLASS               AT JUNE 30, 1997
------------------------------   ----------------------------
         Common Stock                     38,839,791

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PHYSICIAN CORPORATION OF AMERICA
                       QUARTERLY REPORT ON FORM 10-Q/A-1

                        FOR QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
PART I.          Financial Information
    Item 1.      Financial Statements.....................................................................       1-10
    Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations....      11-16

PART II.         Other Information
    Item 1.      Legal Proceedings........................................................................         17
    Item 2.      Changes in Securities....................................................................         18
    Item 3.      Defaults Upon Senior Securities..........................................................         18
    Item 4.      Submission of Matters to a Vote of Security Holders......................................         18
    Item 5.      Other Information........................................................................         18
    Item 6.      Exhibits and Reports on Form 8-K.........................................................         18

Signature Page............................................................................................         19

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                                                UNAUDITED
                                                                                       ---------------------------
                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  -------------
                                                                                             (IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents..........................................................  $     88,472   $   134,011

  Short term investments.............................................................       138,009       130,788

  Accounts receivable, net of allowance of approximately $53,799 and $52,351 at June
    30, 1997 and December 31, 1996, respectively:

    Trade (health and workers' compensation premiums, and administrative service
      fees)..........................................................................        65,567        92,454

    Reinsurance and other recoverables on paid and unpaid losses.....................       108,460       102,893

    Other............................................................................        17,842        20,340

  Prepaid expenses, inventories and other current assets.............................         6,392         8,362

  Income taxes receivable............................................................       --             42,274

  Deferred income tax benefit........................................................        19,206        23,280
                                                                                       ------------  -------------

      Total current assets...........................................................       443,948       554,402
                                                                                       ------------  -------------

Property and equipment...............................................................        49,818        52,132

Long term investments................................................................       222,002       335,015

Reinsurance and other recoverables on unpaid losses..................................       218,099       246,211

Statutory deposits and other assets..................................................        77,797        45,242

Intangible assets, net...............................................................       118,381       121,985
                                                                                       ------------  -------------

                                                                                       $  1,130,045   $ 1,354,987
                                                                                       ------------  -------------
                                                                                       ------------  -------------

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                                                UNAUDITED
                                                                                       ---------------------------
                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  -------------
                                                                                             (IN THOUSANDS)
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities...................  $     70,995   $    82,792
  Health claims payable                                                                     141,827       182,206
  Current portion of other claims payable, primarily workers' compensation...........       199,351       230,476
  Unearned premiums and service fees.................................................        13,172        51,562
  Current portion of long-term debt and obligations under capital leases.............       121,791       122,709
  Income taxes payable...............................................................         4,090       --
                                                                                       ------------  -------------
      Total current liabilities......................................................       551,226       669,745
Long-term debt and obligations under capital leases, less current portion............         9,489        10,344
Long-term portion of other claims payable, primarily workers' compensation...........       586,588       699,299
Deferred income taxes................................................................         3,493         7,432
Deferred income and other long-term liabilities......................................        35,148        32,999
                                                                                       ------------  -------------
      Total liabilities..............................................................     1,185,944     1,419,819
                                                                                       ------------  -------------
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value, 10,000,000 shares authorized; none issued and
    outstanding......................................................................       --            --
  Common stock, $.01 par value, authorized 200,000,000 shares; issued 38,839,791 and
    38,829,456 shares at June 30, 1997 and December 31, 1996, respectively...........           388           388
  Additional paid-in capital.........................................................       136,265       136,435
  Accumulated deficit................................................................      (182,518)     (193,627)
  Unrealized gain (loss) on investments..............................................        (1,030)        1,182
  Common stock held in treasury -- at cost; 450,419 and 460,754 shares at June 30,
    1997 and December 31, 1996, respectively.........................................        (9,004)       (9,210)
                                                                                       ------------  -------------
      Total stockholders' equity (deficit)...........................................       (55,899)      (64,832)
Commitments and contingencies........................................................
                                                                                       ------------  -------------
                                                                                       $  1,130,045   $ 1,354,987
                                                                                       ------------  -------------
                                                                                       ------------  -------------

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                UNAUDITED                     UNAUDITED
                                                       ----------------------------  ----------------------------
                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                       ----------------------------  ----------------------------
                                                           1997           1996           1997           1996
                                                       -------------  -------------  -------------  -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:
  Health premiums....................................  $     349,908  $     324,602  $     682,741  $     642,811
  Workers compensation related revenues..............         15,440         13,291         39,356         62,654
  Investment income..................................          9,317          5,913         17,120         11,609
  Other revenues.....................................          2,463          4,383          3,395         10,038
                                                       -------------  -------------  -------------  -------------
    Total revenues...................................        377,128        348,189        742,612        727,112
Operating expenses:
  Medical costs......................................        298,402        282,904        588,339        560,869
  Health administrative, marketing and other
    expenses.........................................         45,148         50,242         86,848        102,275
  Workers' compensation related administrative,
    marketing and other expenses.....................         17,340          7,394         36,601         49,910
  Depreciation and amortization......................          4,427          5,735          8,792         11,969
  Other operating expenses...........................            147          4,289            208          9,071
                                                       -------------  -------------  -------------  -------------
    Total operating expenses.........................        365,464        350,564        720,788        734,094
    Operating income (loss)..........................         11,664         (2,375)        21,824         (6,982)
Gain on sale of subsidiaries.........................       --                7,900       --                7,900
Interest expense.....................................         (4,012)        (3,695)        (9,215)        (7,722)
Other income (expense)...............................            (35)          (147)           (50)          (137)
                                                       -------------  -------------  -------------  -------------
  Earnings (loss) before income taxes................          7,617          1,683         12,559         (6,941)
Income tax benefit (expense).........................         (1,131)         3,653         (1,450)         7,343
                                                       -------------  -------------  -------------  -------------
    Net earnings.....................................  $       6,486  $       5,336  $      11,109  $         402
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Net earnings per common and common equivalent
 share...............................................  $        0.17  $        0.14  $        0.29  $        0.01
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Net earnings per common and common equivalent share
 assuming full dilution..............................  $        0.17  $        0.14  $        0.29  $        0.01
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Number of common shares used in computation of
 primary earnings per share..........................     38,932,000     39,144,000     38,935,000     39,281,000
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Number of common shares used in computation of fully
 diluted earnings per share..........................     38,935,000     39,144,000     38,935,000     39,281,000
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

               PHYSICIAN CORPORATION OF AMERICA AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                                 UNAUDITED
                                                                                          ------------------------
                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..........................................................................  $    11,109  $       402
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization.......................................................        8,792       11,969
    Amortization of premium/accretion of discount.......................................          303        1,405
    Gain on sale of subsidiaries........................................................      --            (7,900)
    Loss on sale of property and equipment..............................................      --                70
    Changes in working capital:
      Accounts receivable...............................................................       51,931      (56,958)
      Income taxes......................................................................       46,363       11,371
      Accounts payable, accrued expenses and other current liabilities..................         (647)         215
      Claims payable....................................................................     (184,215)     125,932
      Unearned premiums.................................................................      (38,390)     (13,917)
      Deferred income taxes.............................................................        2,514       (7,725)
      Other changes in other assets and liabilities.....................................       (8,424)        (266)
                                                                                          -----------  -----------
      Total adjustments.................................................................     (121,773)      64,196
                                                                                          -----------  -----------
      Net cash provided by (used in) operating activities...............................     (110,664)      64,598
                                                                                          -----------  -----------
Cash flows from investing activities:
  Purchase of investments...............................................................      (52,312)    (200,075)
  Proceeds from sale of investments.....................................................      119,465      115,068
  Purchase of property and equipment....................................................       (2,595)      (6,505)
  Proceeds from sale of property and equipment..........................................            3        1,574
  Statutory deposits and other assets...................................................        2,325      (63,955)
  Disposals, net of cash sold...........................................................      --            (3,103)
                                                                                          -----------  -----------
      Net cash provided by (used in) investing activities...............................       66,886     (156,996)
                                                                                          -----------  -----------
Cash flows from financing activities:
  Proceeds from borrowings..............................................................          146      --
  Principal payments on debt and capital leases.........................................       (1,109)     (15,558)
  Principal payments on covenants not-to-compete........................................         (825)      (1,500)
  Proceeds from issuance of common stock................................................           27        1,314
                                                                                          -----------  -----------
      Net cash provided by (used in) financing activities...............................       (1,761)     (15,744)
                                                                                          -----------  -----------
Net decrease in cash....................................................................      (45,539)    (108,142)
Cash and cash equivalents at beginning of period........................................      134,011      164,706
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $    88,472  $    56,564
                                                                                          -----------  -----------
                                                                                          -----------  -----------

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

NOTE B: PENDING MERGER

    On June 2, 1997, the Company entered into an Agreement and Plan of Merger among Humana Inc. (Humana) HUMNOV, Inc., a wholly owned subsidiary of Humana, and the Company (the "Merger Agreement"). The Merger Agreement provides for the merger of HUMNOV, Inc. with and into the Company, pursuant to which each outstanding share of the common stock of the Company will be converted into the right to receive $7.00 per share in cash (subject to dissenters' rights of appraisal). The proposed transaction will require the approvals from the Company's shareholders and various state and federal regulatory agencies, including, but not limited to, the Florida, Texas, and Puerto Rico Departments of Insurance and State Medicaid Agencies in those jurisdictions. The Company has filed a definitive proxy with the Securities and Exchange Commission dated August 8, 1997 which gave notice of a special meeting of the shareholders of the Company ("special meeting") to be held on September 8, 1997 to consider and act upon a proposal to adopt the Merger Agreement. The close of business on July 25, 1997 has been fixed as the record date for the determination of shareholders entitled to receive notice of and vote at the special meeting. All government agency and regulatory filings have been made. The expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has occurred. The Company anticipates the transaction to close in the third quarter of 1997.

    Until the Merger Agreement is completed, the Company does not have the immediate financial resources to fund the following: (i) the $16,750 loan from Sierra Health Services, Inc. ("Sierra") which is due on September 17, 1997, (ii) the $101,750 Credit Facility indebtedness which is due on October 1, 1997, and
(iii) the $80,000 reinsurance premium to be paid to Centre Reinsurance Company of New York ("Centre Re") by October 31, 1997 if such reinsurance is to be obtained. The Merger Agreement can be unilaterally terminated by either party on October 31, 1997. On October 31, 1997, or upon earlier termination of the Merger Agreement, the Company will be subject to the terms of a June 3, 1997 Florida Department of Insurance (FDOI) Consent Order which permits the FDOI to place PCA/P&C into receivership without contest from the Company. Further, if the Merger Agreement is terminated, the Company would be required to submit a revised plan to show NASDAQ how it will comply with NASDAQ's tangible net worth requirements to avoid termination of its status as a listed company on NASDAQ. In the event that the Merger Agreement is terminated, the Company would re-establish its evaluation of refinancing alternatives to raise the capital (whether debt or equity related) required to meet its obligations or outright sale/merger of the Company with another party.

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

NOTE D: DEBT

    On April 22, 1997, the Company entered into an eighth amendment to modify its $101,750 Credit Facility Agreement with its primary lenders. The significant terms of the amendment include (i) extending the maturity date of the loan to October 1, 1997, (ii) increasing the interest rate to prime plus 3% through July 31, 1997 and to prime plus 4% during August and September 1997, (iii) charging an amendment fee at the time of amendment of approximately $1,023 and, in the event the Company did not enter into a merger or other agreement to refinance the debt by July 31, 1997, an additional fee of 1% of the then outstanding balance of indebtedness, and (iv) customary financial covenants. Additionally, the Company is indebted to Sierra for $16,750 under the terms of a demand note payable. Interest on this note accrues at 8.25% with the default interest rate increasing by 5%. In September 1997, Sierra may demand repayment of the note which would then become due after the Credit Facility indebtedness is repaid. The Company does not have the existing cash resources to be able to pay the principle balance due Sierra nor its Credit Facility lenders on October 1, 1997 and contemplates the satisfaction of both items of indebtedness as part of the Humana merger. See Management's Discussion and Analysis -- "Liquidity and Capital Resources" for further discussion.

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

                        PHYSICIAN CORPORATION OF AMERICA

                        FOR QUARTER ENDED JUNE 30, 1997

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE E: WORKERS' COMPENSATION (CONTINUED)
    Under a Forbearance Agreement entered into May 2, 1997 (the "Forbearance Agreement"), PCA/ P&C consented to the DOI's appointment as receiver for purposes of rehabilitation or liquidation on or after June 2, 1997. The DOI allowed PCA/P&C until that date to submit a satisfactory plan assuring full payment of claims and in the interim obtained greater control over its affairs and access to its records. Separately, the DOI requested that the Company and certain subsidiaries pay PCA/P&C amounts aggregating approximately $35,000 and refused to permit PCA/P&C to pay substantial amounts due to affiliates. The Company disputed these demands but agreed to inform the DOI of progress in negotiations intended to obtain reinsurance coverage for PCA/P&C and/or to pay for such coverage through a financing transaction or business combination as described elsewhere herein.

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

    Under the Investment Management Agreement, Zurich Investment Management, Inc., an affiliate of Centre Re, will manage the investment portfolio of PCA/P&C, within agreed guidelines and constraints under the Florida Insurance Code, for fees based on the size of the portfolio. Under the Tax Allocation and Escrow Agreement between the Company and PCA/P&C, the latter will receive the

                        PHYSICIAN CORPORATION OF AMERICA

                        FOR QUARTER ENDED JUNE 30, 1997

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE E: WORKERS' COMPENSATION (CONTINUED) benefit of certain federal net operating loss carryforwards of up to $72,000 if and when realized in the future by its corporate affiliates due to its net operating losses and capital loss carryforwards.

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

    Based on its evaluation of the Agreement and Centre Re agreements, on June 2, 1997, the DOI entered into a Joint Report to the Court and Supplemental Agreement (the "Supplemental Agreement") with PCA/P&C. In the Supplemental Agreement, the DOI determined that the Company had made sufficient progress toward fulfilling the conditions in the Forbearance Agreement to justify extending the period of forbearance from appointment of a receiver for PCA/P&C and to allow a reasonable period for the agreed upon transactions to close. The DOI agreed not to seek its appointment as receiver so long as certain conditions are being met, including: payment of amounts due to PCA/P&C's creditors, the absence of an event of default, absence of a material adverse change in the financial condition of PCA/ P&C, PCA Solutions and Centre Re, and diligent pursuit of regulatory approvals required to close the Merger by October 31, 1997. The DOI reserved the right to obtain its appointment as receiver for PCA/ P&C in the event of, among other circumstances, noncompliance with or material misrepresentation in provisions of the Supplemental Agreement, denial of a regulatory consent or approval requisite to closing of the Merger, and failure to close the Merger by October 31, 1997. The Company agreed to cooperate in the DOI's investigation of the assessable workers' compensation business and to keep the DOI regularly informed of progress in obtaining consents necessary to consummate the Merger. PCA/ P&C continues under the DOI's administrative supervision, and the receivership petition remains pending.

                        PHYSICIAN CORPORATION OF AMERICA

                        FOR QUARTER ENDED JUNE 30, 1997

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE E: WORKERS' COMPENSATION (CONTINUED)
    The Supplemental Agreement also provides that, if the DOI does not enforce the Forbearance Agreement by obtaining its appointment as receiver or otherwise, and if the Merger is consummated, the receivership proceeding respecting PCA/P&C will be dismissed or abated and the parties will enter into a new administrative consent order. That new order is to provide, among other things, for continued administrative supervision of PCA/P&C at least through 1998 under somewhat less stringent DOI control, suspension of PCA/P&C's certificate of authority (so that it could not resume active insurance operations unless its certificate were reinstated), and covenants that would protect the Company and its affiliates against the assertion of certain claims based on matters predating March 31, 1997. The agreements among PCA/P&C, the DOI and other interested parties including Humana may be modified before or after the Effective Time (subject to required consent of the affected parties).

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

    However, as a result of litigation brought against AHCA by certain parties submitting responses to AHCA's RFP, in June 1997 AHCA withdrew its RFP and entered into separate one year contracts with

                        PHYSICIAN CORPORATION OF AMERICA

                        FOR QUARTER ENDED JUNE 30, 1997

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE F: SIGNIFICANT CONTRACTS (CONTINUED) managed care organizations. Accordingly, PCA Family entered into a contract with AHCA to provide health services from July 1, 1997 to June 30, 1998 to Medicaid beneficiaries in Florida at premium rates which the Company anticipates will approximate a 1-2% increase over those in place at June 30, 1997 on a per member per month basis.

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

    In the second quarter 1997, the Company continued to increase net income revenues and health plan membership. The following sets forth certain financial and operating information pertaining to the Company's results for the three and six months ended June 30, 1997 compared to the same periods in 1996:

                                                                        THREE MONTHS ENDED
                                                                                               SIX MONTHS ENDED
                                                                             JUNE 30,              JUNE 30,
                                                                       --------------------  ---------------------
                                                                         1997       1996        1997       1996
                                                                       ---------  ---------  ----------  ---------
                                                                                     (IN THOUSANDS)
Health Premiums:
  Commercial.........................................................    125,800    144,537     253,602    287,093
  Medicaid...........................................................    122,014     90,596     226,322    181,921
  Medicare...........................................................     86,876     80,536     172,536    156,722
  Indemnity..........................................................     15,218      8,933      30,281     17,075
                                                                       ---------  ---------  ----------  ---------
    Total health premiums............................................    349,908    324,602     682,741    642,811
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------
Operating Statistics and Data:
  Medical loss ratio (1).............................................      85.3%      87.2%       86.2%      87.3%
  Health administrative, marketing and other expenses ratio (2)......      12.9%      15.5%       12.7%      15.9%
Period ending membership:
  HMO:
    Commercial.......................................................                           397,000    452,000
    Medicaid.........................................................                           612,000    418,000
    Medicare.........................................................                            61,000     60,000
                                                                                             ----------  ---------
    Total HMO........................................................                         1,070,000    930,000
  Health Indemnity and PPO...........................................                            82,000     36,000
                                                                                             ----------  ---------
    Total HMO and Insured Health Membership..........................                         1,152,000    966,000
                                                                                             ----------  ---------
                                                                                             ----------  ---------

------------------------

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

    Income tax expense for the three and six months ended June 30, 1997 was $1.1 million and $1.45 million compared to a $3.7 million and $7.3 million income tax benefit, respectively, for the same periods in 1996. This income tax expense in 1997 resulted from tax incurred on the Company's income generated by its subsidiaries in Puerto Rico. The tax expense attributable to the Company's other operations was eliminated as a result of the utilization of net operating loss carryforwards. Accordingly, the approximate 15% and effective income tax rate for the three and six months ended June 30, 1997 is lower than the 35% statutory rate for such period, primarily due to the nondeductibility of goodwill amortization for income tax purposes arising from the acquisition of HMOs and workers compensation companies offset by tax exempt investment income and the utilization of net operating loss carryforwards. The Company's tax benefit for the three and six months ended June 30, 1996 was primarily the result of the utilization of capital loss carryforwards which eliminated tax expense relating to the 1996 gain on sale of subsidiaries.

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

    The Company believes that cash on hand and cash flow generated from operations will not be sufficient to meet its Credit Facility and debt obligations which become due in October 1997. The Company anticipates its liquidity requirements will be met by working capital to be provided by Humana after the merger is completed. In the event the merger is not completed, the Company will be required to effect one or more of the following refinancing alternatives in order to meet its obligations under the Credit Facility indebtedness: (i) completing a merger or sale transaction with another partner, (ii) raising equity capital or high-yield debt through a private placement or a public offering, or (iii) completing the sale of certain of the Company's assets. In the past, the Company has received indications of interest from third parties related to each of these four possible alternatives. However, there can be no assurance that it will be successful in such endeavors. Additionally, if the merger is not consummated, the Company will be required to raise additional capital to be able to meet its obligations regarding (i) the reinsurance policy with Centre Re for PCA/P&C, if it is so consummated, (ii) capital infusion requirements of its regulated HMOs, (iii) repayment of indebtedness due to Sierra and (iv) its ongoing operations.

    The Company is significantly restricted in its ability to utilize the working capital or the operating cash flows of its regulated subsidiaries. These restrictions include requirements to maintain a certain level of statutory equity in each regulated subsidiary and to obtain prior consent to declare any dividend. At June 30, 1997, the Company's regulated HMO and insurance subsidiaries (excluding PCA/P&C) had approximately $18.0 million in excess statutory equity. The Company's Florida HMOs incurred operating losses in 1996 and the Company has submitted and revised a corrective action plan to regulators under which these HMOs will operate until profitability is obtained. The Company's Texas HMO, PCA/ Texas has been notified by the Texas Department of Health (TDH) that the TDH intends to suspend PCA/ Texas' right to enroll new Medicaid members effective September 10, 1997 until PCA/Texas demonstrates full compliance with the TDH's claims payment requirements. Additionally, the PCA/P&C subsidiary had a deficit of approximately $115.0 million as of June 30, 1997, which, pursuant to a corrective action plan in process, will be replenished through collection of non-admitted assets and future investment earnings, as well as either the purchase of reinsurance or infusion of capital by Humana if the sale to Humana is completed. As a result, the Company will not have access to the cash flow from PCA/P&C which is expected from its estimated 1997 pretax earnings to be $11.5 million to $15.0 million and will pay approximately $2.0 million in income tax obligations from other cash flow sources or the utilization of net operating loss carryforwards. The Company expects that this deficit will be reduced by actual future earnings and the collection of non-admitted assets, including certain intercompany balances if required, the largest component of which is an income tax receivable of approximately $22.0 million from PCA.

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

    Additionally, as a result of being awarded the new and renewal contracts to provide health services to an aggregate of approximately 415,000 Medicaid (reform) members in Puerto Rico (see Note F to the June 30, 1997 unaudited consolidated financial statements), the Company has committed to increasing its investment in PCA/P.R. and pledging assets to the Puerto Rico insurance regulators. Accordingly, the Company has made additional capital contributions to PCA/P.R. of approximately $4.3 million and PCA/ P.R. has pledged assets of approximately $11.0 million to the Puerto Rico insurance regulators during the first quarter of 1997. However, the Company anticipates it will be able to fund the additional PCA/P.R. equity requirements of approximately $2.5 million, during the foreseeable future as needed, from operations of PCA/P.R. and from capitalizing management fees and income taxes otherwise payable to PCA Corporate.

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

                                PHYSICIAN CORPORATION OF AMERICA
                                Registrant

                                By:        /s/ E. STANLEY KARDATZKE, M.D.
                                     -----------------------------------------
                                             E. Stanley Kardatzke, M.D.
                                           CHAIRMAN OF THE BOARD AND CEO
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                By:           /s/ CLIFFORD W. DONNELLY
                                     -----------------------------------------
                                                Clifford W. Donnelly
                                        SENIOR VICE PRESIDENT OF FINANCE AND
                                              CHIEF FINANCIAL OFFICER

                                By:             /s/ JAY M. GROBOWSKY
                                     -----------------------------------------
                                                  Jay M. Grobowsky
                                             VICE PRESIDENT OF FINANCE

Date: August 15, 1997